Form 10-Q
period 1996-03-31
CYBERCASH INC
filed 1996-05-15
CIK 1004232

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                         OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27470

                          ---------------------------

                                CYBERCASH, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                               54-1725021
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)               Identification No.)

                     2100 RESTON PARKWAY, RESTON, VA 22091
          (Address of principal executive offices, including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 620-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ____  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          COMMON STOCK, $0.001 PAR VALUE                  10,633,569 SHARES
          ------------------------------                  -----------------
                      (CLASS)                      (OUTSTANDING AT MARCH 31, 1996)

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements....................................................      2
           Consolidated Statements of Operations for the three months ended March
             31, 1995 and 1996 and for the period from August 29, 1994 (inception)
             to March 31, 1996.....................................................      2
           Consolidated Balance Sheets at December 31, 1995 and March 31, 1996.....      3
           Consolidated Statements of Cash Flows for the three months ended March
             31, 1995 and 1996 and for the period from August 29, 1994 (inception)
             to March 31, 1996.....................................................      4
           Notes to Consolidated Financial Statements..............................      5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations.........................................................      7
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................      9
Item 2.    Changes in Securities...................................................      9
Item 3.    Defaults Upon Senior Securities.........................................      9
Item 4.    Submission of Matters to a Vote of Security-Holders.....................      9
Item 5.    Other Information.......................................................      9
Item 6.    Exhibits and Reports on Form 8-K........................................     10
           Signatures..............................................................     11
Exhibit Index......................................................................     12

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      PERIOD FROM
                                                           THREE MONTHS ENDED       AUGUST 29, 1994
                                                                MARCH 31,            (INCEPTION) TO
                                                        -------------------------      MARCH 31,
                                                           1995          1996             1996
                                                        -----------   -----------   ----------------
Revenues..............................................  $        --   $    21,619     $     21,619
Costs and expenses:
  Research and development............................      905,792     2,846,464        9,415,467
  Sales and marketing.................................      137,479     1,146,439        2,975,004
  General and administrative..........................      758,202     1,015,671        3,934,971
                                                        -----------   -----------   ----------------
Loss from operations..................................   (1,801,473)   (4,986,955)     (16,303,823)
Interest and other income.............................       11,636       372,086          529,265
                                                        -----------   -----------   ----------------
Net loss..............................................  $(1,789,837)  $(4,614,869)    $(15,774,558)
                                                         ==========    ==========     ============
Net loss per share....................................  $     (0.45)  $     (0.72)
                                                         ==========    ==========
Weighted average shares outstanding...................    4,002,074     6,443,475
                                                         ==========    ==========

                            See accompanying notes.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,    MARCH 31,
                                                                        1995           1996
                                                                    ------------   ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.......................................  $  5,294,622   $  1,696,051
  Short-term investments..........................................            --     57,388,419
  Accounts receivable.............................................            --         17,587
  Prepaid expenses................................................       399,515        720,216
                                                                    ------------   ------------
          Total current assets....................................     5,694,137     59,822,273
Property and equipment, net.......................................     1,566,918      2,684,090
Other assets......................................................       125,169         52,888
                                                                    ------------   ------------
          Total assets............................................  $  7,386,224   $ 62,559,251
                                                                    ============   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses...........................  $  2,273,022   $  3,771,346
                                                                    ------------   ------------
          Total current liabilities...............................     2,273,022      3,771,346
Commitments
Redeemable convertible Preferred Stock, $.001 par value; 9,763,637 shares authorized:
  Series A Preferred Stock, 2,500,000 shares designated, issued
     and outstanding at December 31, 1995.........................     5,000,000             --
  Series B Preferred Stock, 2,381,819 shares designated; 2,200,000
     shares issued and outstanding at December 31, 1995...........    11,003,783             --
  Series B Preferred Stock warrants...............................        90,909             --
                                                                    ------------   ------------
                                                                      16,094,692             --
Stockholders' equity (deficit):
  Common Stock, $.001 par value; 20,000,000 shares authorized,
     2,062,500 and 10,633,569 shares issued and outstanding as of
     December 31, 1995 and March 31, 1996, respectively...........         2,063         10,634
  Additional paid-in capital......................................     1,981,843     76,321,176
  Deficit accumulated during the development stage................   (11,159,689)   (15,774,558)
  Receivable from sale of Common Stock............................    (1,156,908)    (1,173,093)
  Unearned compensatory stock options.............................      (648,799)      (596,254)
                                                                    ------------   ------------
          Total stockholders' equity (deficit)....................   (10,981,490)    58,787,905
                                                                    ------------   ------------
          Total liabilities and stockholders' equity (deficit)....  $  7,386,224   $ 62,559,251
                                                                    ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       PERIOD FROM
                                                             THREE MONTHS ENDED      AUGUST 29, 1994
                                                                 MARCH 31,           (INCEPTION) TO
                                                         --------------------------     MARCH 31,
                                                            1995           1996           1996
                                                         -----------   ------------  ---------------
OPERATING ACTIVITIES
Net loss...............................................  $(1,789,837)  $(4,614,869)   $ (15,774,558)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................       32,924        208,840         565,641
  Accrued interest on receivable from sale of common
     stock.............................................           --       (16,185)         (28,393)
  Issuance of common stock and warrants for services...           --             --          26,850
  Issuance of compensatory stock options...............       15,537         52,545         155,902
  Changes in operating assets and liabilities:
     Prepaid expenses..................................      (16,751)     (338,288)        (737,803)
     Deposits and other assets.........................      (77,406)        72,281         (52,888)
     Accounts payable and accrued expenses.............      653,284      1,498,324       3,771,346
     Due to related parties............................        8,353             --              --
                                                         -----------   ------------  ---------------
Net cash used in operating activities..................   (1,173,896)   (3,137,352)     (12,073,903)
INVESTING ACTIVITIES
Purchases of property and equipment....................     (393,872)   (1,326,012)      (3,249,731)
                                                         -----------   ------------  ---------------
Net cash used in investing activities..................     (393,872)   (1,326,012)      (3,249,731)
FINANCING ACTIVITIES
Proceeds from issuance of common stock.................           --     58,253,212      58,379,162
Proceeds from issuance of preferred stock..............      500,000             --      15,938,033
Proceeds from issuance of preferred stock warrants.....           --             --          90,909
                                                         -----------   ------------  ---------------
Net cash provided by financing activities..............      500,000     58,253,212      74,408,104
                                                         -----------   ------------  ---------------
Net increase (decrease) in cash and cash equivalents...   (1,067,768)    53,789,848      59,084,470
Cash and cash equivalents at beginning of period.......    1,473,345      5,294,622              --
                                                         -----------   ------------  ---------------
Cash and cash equivalents at end of period.............  $   405,577    $59,084,470   $  59,084,470
                                                          ==========     ==========     ===========

                            See accompanying notes.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. (the "Company" or "CyberCash") was incorporated on August 29, 1994 in the State of Delaware and has been in the development stage since its formation. The Company is a leading developer of software and service solutions for secure, cost-effective, convenient and rapid payments over the Internet. The Company's system is designed to facilitate Internet commerce by enabling financial transactions between individuals, businesses and financial institutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, which does not include all of the information and footnotes required by generally accepted accounting principles considered necessary for a fair presentation. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The financial information set forth herein should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Prospectus, dated February 15, 1996, relating to the Company's initial public offering and filed with the Securities and Exchange Commission.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The Company's short-term investments consist of certificates of deposit, banker's acceptances and repurchase agreements of major banks and institutions, obligations of the Treasury and U.S Government agencies, and commercial paper having maturities of less than three months. These securities are recorded at cost, which approximates fair value.

NET LOSS PER SHARE

     The Company's net loss per share calculations are based on the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission staff accounting bulletin No. 83, the Company included the effect of the redeemable convertible Preferred Stock, redeemable convertible Preferred Stock warrants, Common Stock, and options to purchase Common Stock in the weighted average shares outstanding for the quarter ended March 31, 1995. However, for the quarter ended March 31, 1996, the Company is required to calculate the weighted average shares outstanding pursuant to APB 15. Therefore, the net loss per share for the two periods is not comparable. APB 15 requires that shares of Common Stock issuable upon the exercise of stock options and warrants or conversion of redeemable convertible Preferred Stock are included in the weighted average shares outstanding only if the effect of their inclusion is dilutive. The Company has not included such shares of Common Stock in its weighted average shares outstanding at March 31, 1996, since the effect is anti-dilutive. Subsequent to the Company's initial public offering in February 1996, the Company has included Common Stock issued upon conversion of Preferred Stock, Common Stock issued upon the exercise of the Series B Preferred Stock warrants and conversion thereof, and Common Stock issued upon the Company's initial public offering and private placement (See
Note 4), in the weighted average shares outstanding. If the Company had calculated the weighted average shares outstanding for the three months ended March 31, 1995 in accordance with APB 15, the net loss per share and the weighted average shares outstanding would have been $1.23 per share and 1,450,000, respectively.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PRODUCT DEVELOPMENT COSTS

     Through March 31, 1996, the Company expensed its product development costs as research and development costs. The Company will continue to expense such costs until such time as the realizability of the Company's software is established.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Upon the closing of the Company's initial public offering in February 1996, all outstanding shares of Series A and Series B Preferred Stock converted into 4,700,000 shares of Common Stock on a one-for-one basis. Additionally, the holder of the Series B Preferred Stock warrants elected to exercise the warrants net of the number of shares required, based on the initial public offering price to satisfy the $5.00 exercise price. As such, the holder received 128,342 shares of Series B Preferred Stock, which was immediately converted into 128,342 shares of Common Stock on a one for one basis.

4. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

     In February 1996, the Company issued 2,760,000 shares of Common Stock in an initial public offering, which generated net proceeds of approximately $42.8 million. Concurrent with the initial public offering, the Company issued 976,540 shares of Common Stock in a private placement, which generated net proceeds of approximately $15.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption, "Risk Factors," in the Prospectus, dated February 15, 1996, issued in connection with the Company's registration statement on Form S-1, on file with the Securities and Exchange Commission (the "Prospectus").

OVERVIEW

     The Company is a development stage company and presently has only a limited number of individuals, businesses and financial institutions utilizing its services. The Company commercially released its credit card services in the first quarter of 1996. It does not expect to commercially release its Electronic Check and Electronic Coin services until the second half of 1996. On February 21, 1996, the Company completed an initial public offering of its Common Stock, the proceeds of which, after expenses, were approximately $42,802,000. Simultaneously, the Company raised an additional $15,439,000 in a private placement of its common stock to SOFTBANK Holdings, Inc.

     The financial results for the period from August 29, 1994 (inception) to December 31, 1994 relate to the Company's initial organization, licensing and software development activities. The Company does not believe that the operating results from this period provide meaningful comparisons to subsequent periods.

RESULTS OF OPERATIONS

  REVENUES

     The Company earned its first operating revenues of $21,619 in the three months ended March 31, 1996. These revenues consisted primarily of income from consulting services (approximately $12,500) and service revenues from the Company's credit card services (approximately $9,000), which commenced commercial operations in January 1996. The Company anticipates realizing only limited revenue during the remainder of 1996, and the Company's ability to generate significant revenue thereafter is uncertain.

  OPERATING EXPENSES

     The Company's operating expenses have increased in each quarter since the Company's inception. The Company believes that operating expenses will continue to increase in the future as the Company continues the development and release of its services and expands its operations.

     Research and Development. Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Research and development expenses were $2,846,464 for the three months ended March 31, 1996, as compared to $2,237,468 for the three months ended December 31, 1995, and $905,792 for the three months ended March 31, 1995. To date, all of the Company's software development costs have been expensed as incurred. It will continue to expense such costs until such time as the realizability of the Company's software is established. The Company anticipates that its research and development expenses will continue to increase.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, trade show expenses, and advertising and marketing costs. Sales and marketing expenses were $1,146,439 for the three months ended March 31, 1996, as compared to $783,796 for the three months ended December 31, 1995, and $137,479 for the three months ended March 31, 1995. The Company anticipates that its sales and marketing expenses will increase substantially as it introduces its Electronic Check and Electronic Coin services and continues to promote its Electronic Credit Card service.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses and fees for professional services. General and administrative expenses were $1,015,671 for the three months ended March 31, 1996, as compared to $839,526 for the three months ended December 31, 1995, and $758,202 for the three months ended March 31, 1995. The Company anticipates a substantial increase in its general and administrative expenses in the future. It is possible that future general and administrative expenses could increase as a result of a dispute with one of the Company's licensors. See Item 5. Other Information.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering, the Company financed its operations primarily through private placements of Preferred Stock in October 1994 and August and September 1995, which provided net proceeds to the Company of approximately $16 million. The public offering and the private placement to SOFTBANK Holdings, Inc., together yielded net proceeds of approximately $58,253,000. At March 31, 1996, the Company had approximately $59 million in cash and cash equivalents and short-term investments. The Company has no debt facilities.

     The Company has no material commitments other than its facility and equipment leases. The Company anticipates a substantial increase in its capital expenditures in 1996.

     The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 15 to 18 months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results. See "Risk Factors -- Dependence on Intellectual Property Rights; Risk of Infringement; Possible Litigation," and "-- Dilution; Possible Right to Purchase Additional Shares," in the Registration Statement.

CERTAIN BUSINESS RISKS

     There can be no assurance that the Company's services and software will be developed successfully and on a timely basis or that the Company will be successful in obtaining market acceptance of its services. There can be no assurance that the Company will be able to achieve or sustain operating profitability. The market for the Company's Internet payment services is at a very early stage of development, is rapidly evolving, and is characterized by an increasing number of market entrants who have introduced or are developing competing products and services. Virtually all of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, significant distribution channels and significantly greater financial, technical and marketing resources. There can be no assurance that the Company will be able to compete effectively with current or future competitors. The Company expects to experience significant fluctuations in future quarterly operating results, and it is likely that such quarterly results from time to time will not meet the expectations of market analysts or investors. The Company is aware of a Benelux trademark registration for the mark CyberCash, the application for which was filed by a licensor of the Company in the Benelux countries in advance of the Company's application to register the mark in the United States. The licensor also has filed an application, based on the Benelux registration, to register the mark in the United States. No assurance can be given as to the ability of the Company to secure registration or use of the CyberCash name. The Company is and may become subject to Federal, state and foreign government regulation, which is evolving. If additional regulation were enacted or if existing regulation were deemed applicable to the Company, such regulation may render the Company's business more costly, burdensome, less efficient or impossible.

     A description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Prospectus.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     Immediately prior to the Company's initial public offering, there were designated, issued and outstanding 2,500,000 shares of Series A Redeemable Convertible Preferred Stock and there were designated 2,381,819 shares of Series B Redeemable Convertible Preferred Stock, of which 2,200,000 shares were issued and outstanding. There were also outstanding warrants for 181,818 shares of Series B Redeemable Convertible Preferred Stock. Upon the closing of the initial public offering, the outstanding shares of Preferred Stock converted into 4,700,000 shares of Common Stock. The holder of the warrants elected to exercise them net of the number of shares required, based on the initial public offering price, to satisfy the $5.00 per share exercise price. The Series B Preferred stock issued upon the exercise was immediately converted into 128,342 shares of Common Stock.

     Immediately prior to the Company's initial public offering, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the Board of Directors to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     In January 1996, prior to completion of the Company's initial public offering, stockholders of the Company approved the following items: (i) the amendment of the Company's Restated Certificate of Incorporation, (ii) amendment of the Company's Bylaws, (iii) election of the directors to staggered terms,
(iv) approval of the Company's Stock Option Plan, Employee Stock Purchase Plan, and Non-Employee Directors' Stock Option Plan; (v) approval of a form of Indemnity Agreement, and (vi) waiver of certain registration rights and consent to certain stock transfers. The action was effected by stockholder consent in January 1996. All or substantially all of the stockholders voted in favor of each proposal. William Melton and Hatim Tyabji were elected to the class of 1997; Daniel Lynch and Edward Kozel were elected to the class of 1998; and Michael Rothschild was elected to the class of 1998. The amended documents are more fully described in the Company's Prospectus.

ITEM 5.  OTHER INFORMATION

     The Company currently holds a license to certain patents, patent applications, and other technology related to electronic payment methods. On January 29, 1996, the Company received notification from the licensor of its intent to file suit and to demand arbitration in the event that the Company did not immediately enter into negotiations to resolve certain claims raised by the licensor. See "Risk Factors -- Dependence on Intellectual Property Rights; Risk of Infringement; Possible Litigation" and "Business -- Proprietary Rights" in the Prospectus. The negotiations that followed this notification were inconclusive. The licensor has not filed a suit or taken steps to commence an arbitration proceeding. On April 29, 1996, the Company received notice from the licensor that it had terminated the license for alleged breach of certain of its terms. The Company has responded that it does not believe that there are grounds for termination.

     The Company believes that it is not currently using any of the licensed technology for any of its services and that it can continue to develop its services as currently contemplated without the license. Nevertheless, there is a possibility that the licensor may succeed in terminating the license and that it will also claim that the Company is making use of technology covered by the license. This could result in a costly and protracted dispute that could have a material adverse effect on the Company's business and financial position and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     See Exhibit 11.1.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CyberCash, Inc.

                                          --------------------------------------
                                                       (Registrant)

Date: May 14, 1996                                         /s/  WILLIAM N. MELTON
                                                ---------------------------------------------
                                                              William N. Melton
                                                   Director, President and Chief Executive
                                                                   Officer
                                                        (Principal Executive Officer)

Date: May 14, 1996                                           /s/  GENE RIECHERS
                                                ---------------------------------------------
                                                                Gene Riechers
                                                           Chief Financial Officer
                                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                                    PAGE NO.
- - -------                                                                                    --------
  11.1     -- Exhibit regarding calculation of net loss per share........................        13