Form 10-Q
period 1996-06-30
CYBERCASH INC
filed 1996-08-14
CIK 1004232

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                         OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes  X   No
                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          COMMON STOCK, $0.001 PAR VALUE                  10,633,569 SHARES
          ------------------------------           ------------------------------
                      (CLASS)                      (OUTSTANDING AT JUNE 30, 1996)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements....................................................      2
           Consolidated Statements of Operations for the three and six months ended
             June 30, 1995 and 1996 and for the period from August 29, 1994
             (inception) to June 30, 1996..........................................      2
           Consolidated Balance Sheets at December 31, 1995 and June 30, 1996......      3
           Consolidated Statements of Cash Flows for the six months ended June 30,
             1995 and 1996 and for the period from August 29, 1994 (inception) to
             June 30, 1996.........................................................      4
           Notes to Consolidated Financial Statements..............................      5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations.........................................................      7
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................     10
Item 2.    Changes in Securities...................................................     10
Item 3.    Defaults Upon Senior Securities.........................................     10
Item 4.    Submission of Matters to a Vote of Security-Holders.....................     10
Item 5.    Other Information.......................................................     10
Item 6.    Exhibits and Reports on Form 8-K........................................     10
           Signatures..............................................................     11
Exhibit Index......................................................................     12

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          PERIOD FROM
                                  THREE MONTHS ENDED            SIX MONTHS ENDED        AUGUST 29, 1994
                                       JUNE 30,                     JUNE 30,             (INCEPTION) TO
                               -------------------------   --------------------------       JUNE 30,
                                  1995          1996          1995           1996             1996
                               -----------   -----------   -----------   ------------   ----------------
Revenues.....................  $        --   $    16,086   $        --   $     37,705     $     37,705
Costs and expenses:
  Research and development...    1,170,733     3,915,326     2,076,525      6,761,790       13,330,793
  Sales and marketing........      329,420     2,111,687       466,899      3,258,126        5,086,691
  General and
     administrative..........      517,069       916,042     1,275,271      1,931,713        4,851,013
                               -----------   -----------   -----------   ------------   ----------------
Loss from operations.........   (2,017,222)   (6,926,969)   (3,818,695)   (11,913,924)     (23,230,792)
Interest and other income....        1,070       705,947        12,706      1,078,033        1,235,212
                               -----------   -----------   -----------   ------------   ----------------
Net loss.....................  $(2,016,152)  $(6,221,022)  $(3,805,989)  $(10,835,891)    $(21,995,580)
                                ==========    ==========    ==========    ===========     ============
Net loss per share...........  $     (0.50)  $     (0.59)  $     (0.95)  $      (1.28)
                                ==========    ==========    ==========    ===========
Weighted average shares
  outstanding................    4,002,074    10,633,569     4,002,074      8,467,357
                                ==========    ==========    ==========    ===========

                            See accompanying notes.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,     JUNE 30,
                                                                        1995           1996
                                                                    ------------   ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.......................................  $  5,294,622   $  2,433,821
  Short-term investments..........................................            --     49,062,800
  Accounts receivable.............................................            --         24,869
  Prepaid expenses................................................       399,515        404,783
                                                                    ------------   ------------
          Total current assets....................................     5,694,137     51,926,273
Property and equipment, net.......................................     1,566,918      4,139,791
Other assets......................................................       125,169        502,216
                                                                    ------------   ------------
          Total assets............................................  $  7,386,224   $ 56,568,280
                                                                     ===========    ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses...........................  $  2,273,022   $  3,981,809
                                                                    ------------   ------------
Total current liabilities.........................................     2,273,022      3,981,809
Commitments
Redeemable convertible Preferred Stock, $.001 par value; 9,763,637 shares authorized:
  Series A Preferred Stock, 2,500,000 shares designated, issued
     and outstanding at December 31, 1995.........................     5,000,000             --
  Series B Preferred Stock, 2,381,819 shares designated; 2,200,000
     shares issued and outstanding at December 31, 1995...........    11,003,783             --
  Series B Preferred Stock warrants...............................        90,909             --
                                                                    ------------   ------------
                                                                      16,094,692             --
Stockholders' equity (deficit):
  Common Stock, $.001 par value; 20,000,000 shares authorized,
     2,062,500 and 10,633,569 shares issued and outstanding as of
     December 31, 1995 and June 30, 1996, respectively............         2,063         10,634
  Additional paid-in capital......................................     1,981,843     76,319,460
  Deficit accumulated during the development stage................   (11,159,689)   (21,995,580)
  Cumulative translation adjustment...............................            --        (13,802)
  Receivable from sale of Common Stock............................    (1,156,908)    (1,190,532)
  Unearned compensatory stock options.............................      (648,799)      (543,709)
                                                                    ------------   ------------
          Total stockholders' equity (deficit)....................   (10,981,490)    52,586,471
                                                                    ------------   ------------
          Total liabilities and stockholders' equity (deficit)....  $  7,386,224   $ 56,568,280
                                                                     ===========    ===========

                            See accompanying notes.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       PERIOD FROM
                                                             SIX MONTHS ENDED        AUGUST 29, 1994
                                                                 JUNE 30,            (INCEPTION) TO
                                                        --------------------------      JUNE 30,
                                                           1995           1996            1996
                                                        -----------   ------------   ---------------
OPERATING ACTIVITIES
Net loss..............................................  $(3,805,989)  $(10,835,891)   $ (21,995,580)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation........................................       97,876        518,495          875,296
  Accrued interest on receivable from sale of
     Common Stock.....................................           --        (33,624)         (45,832)
  Issuance of Common Stock and warrants for
     services.........................................           --             --           26,850
  Compensation expense related to stock options.......       33,745        105,090          208,447
  Changes in operating assets and liabilities:
     Accounts receivable..............................           --        (24,869)         (24,869)
     Prepaid expenses.................................      (12,916)        (5,268)        (404,783)
     Deposits and other assets........................      (43,462)      (377,047)        (502,216)
     Accounts payable and accrued expenses............      694,144      1,708,787        3,981,809
     Due to related parties...........................       78,907             --               --
                                                        -----------   ------------   --------------
Net cash used in operating activities.................   (2,957,695)    (8,944,327)     (17,880,878)
INVESTING ACTIVITIES
Purchases of property and equipment...................     (713,726)    (3,091,368)      (5,015,087)
                                                        -----------   ------------   --------------
Net cash used in investing activities.................     (713,726)    (3,091,368)      (5,015,087)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock................           --     58,237,694       58,363,644
Proceeds from issuance of Preferred Stock.............    2,316,655             --       15,938,033
Proceeds from issuance of Preferred Stock warrants....           --             --           90,909
                                                        -----------   ------------   --------------
Net cash provided by financing activities.............    2,316,655     58,237,694       74,392,586
                                                        -----------   ------------   --------------
Net increase (decrease) in cash and cash
  equivalents.........................................   (1,354,766)    46,201,999       51,496,621
Cash and cash equivalents at beginning of period......    1,473,345      5,294,622               --
                                                        -----------   ------------   --------------
Cash and cash equivalents at end of period............  $   118,579   $ 51,496,621    $  51,496,621
                                                        ===========   ============   ==============

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, which does not include all of the information and footnotes required by generally accepted accounting principles considered necessary for a fair presentation. Operating results for the three and the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The financial information set forth herein should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Prospectus dated February 15, 1996, relating to the Company's initial public offering and filed with the Securities and Exchange Commission.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The Company's short-term investments consist of certificates of deposit, banker's acceptances and repurchase agreements of major banks and institutions, obligations of the Treasury and U.S. Government agencies, and commercial paper, having maturities of less than three months. These securities are recorded at cost, which approximates fair value.

NET LOSS PER SHARE

     The Company's net loss per share calculations are based on the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission staff accounting bulletin No. 83, the Company included the effect of the redeemable convertible Preferred Stock, redeemable convertible Preferred Stock warrants, Common Stock, and options to purchase Common Stock in the weighted average shares outstanding for the three and six months ended June 30, 1995. However, for the three and six months ended June 30, 1996, the Company is required to calculate the weighted average shares outstanding pursuant to APB 15. Therefore, the net loss per share for the periods is not comparable. APB 15 requires that shares of Common Stock issuable upon the exercise of stock options and warrants and conversion of redeemable convertible Preferred Stock are included in the weighted average shares outstanding only if the effect of their inclusion is dilutive. The Company has not included such shares of Common Stock in its weighted average shares outstanding for the three and six month periods ended June 30, 1996 since the effect is anti-dilutive. Subsequent to the Company's initial public offering in February 1996, the Company has included Common Stock issued upon conversion of Preferred Stock, Common Stock issued upon the exercise of the Series B Preferred Stock warrants and conversion thereof, and Common Stock issued upon the Company's initial public offering and private placement, in the weighted average shares outstanding. If the Company had calculated the weighted average shares outstanding for the three and six month periods ended June 30, 1995 in accordance with APB 15, the net loss per share and the weighted average shares outstanding would have been $1.39 and $2.62 per share, respectively, and 1,450,000 and 1,450,000 shares, respectively.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PRODUCT DEVELOPMENT COSTS

     Through June 30, 1996, the Company expensed its product development costs as research and development costs. It will continue to expense such costs until such time as the realizability of the Company's software is established.

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

RESULTS OF OPERATIONS

REVENUES

     The Company's service revenues for the three months ended June 30, 1996, were $16,086. All of these revenues were derived from the Company's credit card services, which commenced commercial operations in January 1996. Total revenues for the three months ended March 31, 1996, were $21,619, of which $9,119 was derived from credit card services (the balance of $12,500 related to consulting). The Company had no revenues in the three and six months ended June 30, 1995. The Company anticipates realizing only limited revenues during the remainder of 1996, and the Company's ability to generate significant revenue thereafter is uncertain.

     As of March 31, 1996, approximately 74 merchants were using the Company's credit card services. As of June 30, 1996, that number had increased to approximately 128. The revenue earned by the Company from its credit card services depends on the volume of transactions processed by the Company and the number of links to banks and processors, and not the number of merchants that are using its services.

     The Company anticipates, however, that there will be significant competition in the market for secure credit card services on the Internet. Accordingly, it does not foresee that its credit card services will be a substantial contributor to its profitability in the near term, if ever. The Company currently anticipates introducing its CyberCoin service for small payments on the Internet late in the third quarter or early in the fourth quarter of 1996. The Company anticipates that this service will generate greater revenues than the credit card services, although there can be no assurance that the Company will become profitable.

OPERATING EXPENSES

     The Company's operating expenses have increased in each quarter since the Company's inception. The Company believes that operating expenses will continue to increase in the future as the Company continues the development and release of its services and expands its operations.

     Research and Development. Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Research and development expenses were $3,915,326 and $6,761,790 for the three and six months ended June 30, 1996, respectively, as compared to $1,170,733 and $2,076,525 for the three and six months ended June 30, 1995, respectively. To date, all of the Company's software development costs have been expensed as incurred. It will continue to expense such costs until such time as the realizability of the Company's software is established. The Company anticipates that its research and development expenses will continue to increase.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, trade show expenses, and advertising and marketing costs. Sales and marketing expenses were $2,111,687 and $3,258,126 for the three and six months ended June 30, 1996, respectively, as compared to $329,420 and $466,899 for the three and six months ended June 30, 1995, respectively. The Company anticipates that its sales and marketing expenses will continue to increase substantially as it introduces its Electronic Check and CyberCoin services and continues to promote its Electronic Credit Card services.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses and fees for professional services. General and administrative expenses were $916,042 and $1,931,713 for the three and six months ended June 30, 1996, respectively, as compared to $517,069 and $1,275,271 for the three and six months ended June 30, 1995, respectively. The Company anticipates that its general and administrative expenses will continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering, the Company financed its operations primarily through private placements of Preferred Stock in October 1994 and August and September 1995, which provided net proceeds to the Company of approximately $16 million. The public offering and the private placement to SOFTBANK Holdings, Inc., together yielded net proceeds of approximately $58,253,000. At June 30, 1996, the Company had approximately $51.5 million in cash and cash equivalents and short-term investments as compared to approximately $59 million at March 31, 1996. The Company has no debt facilities.

     The Company has no material commitments other than its facility and equipment leases. The Company anticipates a substantial increase in its capital expenditures in 1996.

     The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 to 15 months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results. See "Risk Factors -- Dependence on Intellectual Property Rights; Risk of Infringement; Possible Litigation," and "-- Dilution; Possible Right to Purchase Additional Shares," in the Registration Statement.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     In July, 1996, Mr. Hatim Tyabji resigned as a director of the Company. The Board of Directors has elected Mr. Garen Staglin to fill the vacancy thus created. Mr. Staglin is the Chairman and Chief Executive Officer of Safelite Glass Corporation. He also serves on the boards of First Data Corporation, Quick Response Services, Inc., and Grimes Aerospace Corporation. Mr. Staglin is a graduate of UCLA and Stanford Business School, and is a member of the Advisory Council of the Stanford Business School and the Board of Governors of the International Insurance Society. His term will expire at the Company's annual meeting in 1997.

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

                                                     CyberCash, Inc.
                                          --------------------------------------
                                                       (Registrant)

Date: August 14, 1996                                      /s/  WILLIAM N. MELTON
                                                ---------------------------------------------
                                                              William N. Melton
                                                   Director, President and Chief Executive
                                                                   Officer
                                                        (Principal Executive Officer)

Date: August 14, 1996                                        /s/  GENE RIECHERS
                                                ---------------------------------------------
                                                                Gene Riechers
                                                           Chief Financial Officer
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