Form 10-Q
period 1996-09-30
CYBERCASH INC
filed 1996-11-13
CIK 1004232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                         OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27470
                                                -------

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

                                Yes  X   No
                                   -----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          COMMON STOCK, $0.001 PAR VALUE                  10,661,801 SHARES
          ------------------------------         -----------------------------------
                      (CLASS)                    (OUTSTANDING AT SEPTEMBER 30, 1996)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
           Consolidated Statements of Operations for the three and nine month periods ended September 30, 1995 and 1996, and for the period from
             August 29, 1994 (inception) to September 30, 1996.....................      2
           Consolidated Balance Sheets as of December 31, 1995 and September 30,
             1996..................................................................      3
           Consolidated Statements of Cash Flows for the nine month periods ended
             September 30, 1995 and 1996, and for the period from August 29, 1994
             (inception) to September 30, 1996.....................................      4
           Notes to Consolidated Financial Statements..............................      5
Item 2.    Management's Discussion and Analysis of Financial Conditions and Results
             of Operations.........................................................      6
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................      9
Item 2.    Changes in Securities...................................................      9
Item 3.    Defaults upon Senior Securities.........................................      9
Item 4.    Submission of Matters to a Vote of Security-Holders.....................      9
Item 5.    Other Information.......................................................      9
Item 6.    Exhibits and Reports on Form 8-K........................................      9
           Signatures..............................................................     10
Exhibit Index......................................................................     11

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          PERIOD FROM
                                  THREE MONTHS ENDED           NINE MONTHS ENDED        AUGUST 29, 1994
                                     SEPTEMBER 30,               SEPTEMBER 30,           (INCEPTION) TO
                               -------------------------   --------------------------    SEPTEMBER 30,
                                  1995          1996          1995           1996             1996
                               -----------   -----------   -----------   ------------   ----------------
Revenues.....................  $        --   $    39,088   $        --   $     76,793     $     76,793
Costs and expenses:
  Research and development...    1,334,060     3,900,743     3,410,585     10,662,533       17,231,536
  Sales and marketing........      521,669     3,072,160       988,568      6,330,286        8,158,851
  General and
     administrative..........      613,875     1,351,269     1,889,146      3,282,982        6,202,282
                               -----------   -----------   -----------   ------------     --------------
Loss from operations.........   (2,469,604)   (8,285,084)   (6,288,299)   (20,199,008)     (31,515,876)
Interest and other income....       24,029       618,320        36,735      1,696,353        1,853,532
                               -----------   -----------   -----------   ------------     --------------
Net loss.....................  $(2,445,575)  $(7,666,764)  $(6,251,564)  $(18,502,655)    $(29,662,344)
                                ==========   ===========    ==========    ===========     ============
Net loss per share...........  $     (0.61)  $     (0.72)  $     (1.56)  $      (2.00)
                               ===========   ===========   ===========   ============
Weighted average shares
  outstanding................    4,002,074    10,656,536     4,002,074      9,233,691
                               ===========   ===========   ===========   ============

                            See accompanying notes.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                        1995           1996
                                                                    ------------   -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents.......................................  $  5,294,622   $   1,105,235
  Restricted cash.................................................            --         250,000
  Short-term investments..........................................            --      41,638,785
  Accounts receivable.............................................            --          50,833
  Prepaid expenses and other current assets.......................       399,515         720,831
                                                                    ------------   -------------
          Total current assets....................................     5,694,137      43,765,684
Property and equipment, net.......................................     1,566,918       5,061,902
Other long-term assets............................................       125,169         603,402
                                                                    ------------   -------------
          Total assets............................................  $  7,386,224   $  49,430,988
                                                                    ============   =============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses...........................  $  2,273,022   $   4,010,790
                                                                    ------------   -------------
          Total current liabilities...............................     2,273,022       4,010,790
Commitments
Redeemable convertible Preferred Stock, $.001 par value; 9,763,637 shares authorized:
  Series A Preferred Stock, 2,500,000 shares designated, issued and outstanding with a liquidation preference of $5,000,000
     at December 31, 1995.........................................     5,000,000              --
  Series B Preferred Stock, 2,381,819 shares designated; 2,200,000 shares issued and outstanding with a liquidation preference
     of $11,000,000 at December 31, 1995..........................    11,003,783              --
  Series B Preferred Stock warrants...............................        90,909              --
                                                                    ------------   -------------
                                                                      16,094,692              --
Stockholders' equity (deficit):
  Common Stock, $.001 par value; 20,000,000 shares authorized;
     2,062,500 shares issued and outstanding as of December 31,
     1995, and 10,681,801 issued and 10,661,801 outstanding as of
     September 30, 1996...........................................         2,063          10,682
  Additional paid-in capital......................................     1,981,843      76,587,496
  Deficit accumulated during the development stage................   (11,159,689)    (29,662,344)
  Treasury stock, at cost, 20,000 shares at September 30, 1996....            --        (120,000)
  Cumulative translation adjustment...............................            --         (59,527)
  Receivable from sale of Common Stock............................    (1,156,908)       (844,945)
  Unearned compensatory stock options.............................      (648,799)       (491,164)
                                                                    ------------   -------------
          Total stockholders' equity (deficit)....................   (10,981,490)     45,420,198
                                                                    ------------   -------------
          Total liabilities and stockholders' equity (deficit)....  $  7,386,224   $  49,430,988
                                                                    ============   =============

                            See accompanying notes.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       PERIOD FROM
                                                            NINE MONTHS ENDED        AUGUST 29, 1994
                                                              SEPTEMBER 30,          (INCEPTION) TO
                                                        --------------------------    SEPTEMBER 30,
                                                           1995           1996            1996
                                                        -----------   ------------   ---------------
OPERATING ACTIVITIES
Net loss..............................................  $(6,251,564)  $(18,502,655)   $ (29,662,344)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation........................................      200,400        857,380        1,214,181
  Accrued interest on receivable from sale of Common
     Stock............................................           --        (47,823)         (60,031)
  Issuance of Common Stock and warrants for
     services.........................................           --             --           26,850
  Compensation expense related to stock options.......       55,438        257,635          360,992
  Changes in operating assets and liabilities:
     Restricted cash..................................           --       (250,000)        (250,000)
     Accounts receivable..............................           --        (50,833)         (50,833)
     Prepaid expenses and other current assets........     (108,573)      (321,316)        (720,831)
     Deposits and other long term assets..............      (72,636)      (478,233)        (603,402)
     Accounts payable and accrued expenses............    1,028,817      1,737,768        4,010,790
     Due to related parties...........................      161,543             --               --
                                                        -----------   ------------    -------------
Net cash used in operating activities.................   (4,986,575)   (16,798,077)     (25,734,628)
INVESTING ACTIVITIES
Purchases of property and equipment...................   (1,307,777)    (4,352,364)      (6,276,083)
                                                        -----------   ------------    -------------
Net cash used in investing activities.................   (1,307,777)    (4,352,364)      (6,276,083)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock................           --     58,419,580       58,785,316
Proceeds from receivable from sale of Common Stock....           --        239,786               --
Proceeds from receivable from sale of Preferred
  Stock...............................................    2,633,333             --               --
Proceeds from issuance of Preferred Stock.............   10,938,033             --       15,938,033
Proceeds from issuance of Preferred Stock warrants....       90,909             --           90,909
                                                        -----------   ------------    -------------
Net cash provided by financing activities.............   13,662,275     58,659,366       74,814,258
                                                        -----------   ------------    -------------
Effect of exchange rates changes on cash and cash
  equivalents.........................................           --        (59,527)         (59,527)
                                                        -----------   ------------    -------------
Net increase in cash and cash equivalents.............    7,367,923     37,449,398       42,744,020
Cash and cash equivalents at beginning of period......    1,473,345      5,294,622               --
                                                        -----------   ------------    -------------
Cash and cash equivalents at end of period............  $ 8,841,268   $ 42,744,020    $  42,744,020
                                                        ===========   ============    =============

                            See accompanying notes.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. (the "Company" or "CyberCash"), a development stage company, was incorporated on August 29, 1994 in the State of Delaware. The Company is a leading developer of software and service solutions for secure, cost-effective, convenient and rapid payments over the Internet. The Company's system is designed to facilitate Internet commerce by enabling financial transactions between individuals, businesses and financial institutions.

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements included in the Company's Prospectus dated February 15, 1996, relating to the Company's initial public offering. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 1995 and 1996 are not necessarily indicative of the results for the full year.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Restricted cash, in the form of a certificate of deposit, supports Company credit cards held by employees for business expenses. The Company's short-term investments are invested in a money market mutual fund which consists of obligations of U.S. government agencies, having maturities of less than three months. These securities are recorded at cost, which approximates fair market value.

FOREIGN CURRENCY TRANSLATION

     Results of operations for foreign entities are translated using average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders' equity as cumulative translation adjustment.

NET LOSS PER SHARE

     The Company's net loss per share calculations are based on the weighted average number of shares of Common Stock outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, for the three and nine months ended September 30, 1995, all common stock and preferred stock issued and options and warrants granted by the Company during the twelve months preceding February 15, 1996, the filing date of the Company's Registration Statement, have been included in the calculation of weighted average common shares and common share equivalents outstanding as if they were outstanding for all periods presented. Preferred stock issued and options and warrants granted by the Company outside the aforementioned period have not been included in the calculation because such items were anti-dilutive. For the three and nine months ended September 30, 1996, the Company is required to calculate the weighted average shares outstanding pursuant to APB 15 Earnings Per Share and thus the net loss per share for the periods is not comparable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and associated notes thereto and with the consolidated financial statements, and notes thereto and management's discussion and analysis of financial condition and results of operations of the Company as of December 31, 1995 included in the Prospectus, dated February 15, 1996, issued in connection with the Company's registration statement on Form S-1. This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the rate of development of Internet commerce, the ability of the Company to develop and market new products and services and to enhance existing ones, changes in the technology related to Internet commerce, especially the introduction of new technology by competitors, the willingness of the Company's customers, principally banks and other financial institutions to adopt the Company's technology and services, strategic decisions by major participants in the industry, competitive pricing pressures, the adoption of new laws or regulations affecting the Company's services either in the United States or abroad, general economic conditions and the introduction of competing products having technological and/or pricing advantages. Further information on these and other risks facing the Company is discussed under the caption "Risk Factors" in the Prospectus.

OVERVIEW

     The Company is a leading developer of software and service solutions for secure, cost-effective, convenient and rapid payments over the Internet. The Company's system is designed to facilitate Internet commerce by enabling financial transactions between individuals, businesses and financial institutions. The Company commercially released its Electronic Credit Card services in January 1996 and its CyberCoin services in September 1996. It expects to release its Electronic Check services in early 1997.

     The financial results for the period from August 29, 1994 (inception) to December 31, 1994 relate to the Company's initial organization, licensing and software development activities. As of September 30, 1996, the Company is in the development stage and presently has only a limited number of individuals, businesses and financial institutions utilizing its services.

RESULTS OF OPERATIONS

     Since its inception in August 1994, the Company has undertaken a program of developing and expanding its operations. It has invested in the design and development of its services, including its network operation capacities and in the establishment and expansion of sales and marketing in preparation for and anticipation of the growth in Internet commerce that it expects will create a substantial market for Internet payment services. The Company also has made significant investments in computers, networking systems and telecommunications equipment. Largely as a result of the expenses associated with these efforts the Company's operating expenses have increased in each quarter since its inception. The Company expects operating expenses to continue to increase in the future as it continues the development and release of new and enhanced products and services, increases its marketing and sales organizations, and expands its support organization. The Company's total loss from operations were $2,470,000 and $6,288,000 for the three and nine months ended September 30, 1995, respectively, as compared to $8,285,000 and $20,199,000 for the three and nine months ended September 30, 1996, respectively. The Company recorded net losses of $2,446,000 and $7,667,000 for the three months ended September 30, 1995 and 1996, respectively and $6,252,000 and $18,503,000 for the nine months ended September 30, 1995 and 1996, respectively. The Company believes it will continue to incur losses at least through 1998, and there can be no assurance when it will achieve profitability, if ever.

REVENUES

     Revenues. The Company's revenues for the nine months ended September 30, 1996 were $77,000. The revenues were derived from consulting services and transaction processing and connection fees for the

Company's Electronic Credit Card services. The Company currently distributes its merchant and consumer software free of charge. The Company had no revenues in the nine months ended September 30, 1995. The Company anticipates realizing only limited revenues during the fourth quarter of 1996, and the Company's ability to generate significant revenue thereafter is uncertain.

     As of June 30, 1996, approximately 128 merchants were using the Company's services. As of September 30, 1996, that number had increased to approximately 220 merchants with approximately 1,600 additional merchants under contract to begin using the Company's services. The revenue earned by the Company depends, however, on the volume of transactions processed by the Company and not the number of merchants using its services.

     The Company anticipates that there will be significant competition for secure credit card services on the Internet. Accordingly, the Company does not foresee that its Electronic Credit Card services will be a principal contributor to its profitability. The Company anticipates that its newly-released CyberCoin service and soon-to-be-released Electronic Check service will generate greater revenues than the Electronic Credit Card service, although there can be no assurance that the Company will become profitable.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of the Company's software, service and technologies. Research and development expenses increased $2,567,000 from $1,334,000 for the three months ended September 30, 1995 to $3,901,000 for the three months ended September 30, 1996 and increased $7,252,000 from $3,411,000 for the nine months ended September 30, 1995 to $10,663,000 for the nine months ended September 30, 1996 due to the increase in the number of employees engaged in development and increased expenditures for outside consultants. To date, all of the Company's software development costs have been expensed as incurred. The Company will continue to expense such costs, which are expected to increase, until such time as the realizability of the Company's software is established.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $2,550,000 from $522,000 for the three months ended September 30, 1995 to $3,072,000 for the three months ended September 30, 1996 and increased $5,341,000 from $989,000 for the nine months ended September 30, 1995 to $6,330,000 for the nine months ended September 30, 1996. The increases were due principally to the addition of sales and marketing personnel to expand advertising and marketing activity, largely related to the introduction of the Company's CyberCoin service and the continued promotion of the Company's Electronic Credit Card service. In addition, the Company has devoted substantial efforts to developing technology and marketing relationships with companies such as SUN, Netscape, Oracle and Microsoft who are engaged in providing technology for facilitating electronic commerce. The Company anticipates that its sales and marketing expenses will continue to increase substantially as it introduces its Electronic Check service, continues to promote its Electronic Credit Card and CyberCoin services and strives to expand its relationships with financial institutions and processors.

     General and Administrative. General and administrative expenses consist primarily of compensation expense and fees for professional services and other expenses associated with the general management and administration of the Company. General and administrative expenses increased $737,000 from $614,000 for the three months ended September 30,1995 to $1,351,000 for the three months ended September 30, 1996 and increased $1,394,000 from $1,889,000 for the nine months ended September 30, 1995 to $3,283,000 for the nine months ended September 30, 1996. This increase primarily reflects the addition of personnel and increased professional services in the areas of human resources, finance, legal and administration. The Company anticipates that its general and administrative expenses will continue to increase as it continues to develop and expand its operations.

     Interest Income. Interest income increased $594,000 from $24,000 for the three months ended September 30, 1995 to $618,000 for the three months ended September 30, 1996 and increased $1,659,000 from $37,000 for the nine months ended September 30, 1995 to $1,696,000 for the nine months ended September 30, 1996 due to interest income earned on investment proceeds from the Company's initial public offering and concurrent private placement on February 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had working capital of approximately $39,755,000, compared to $3,421,000 at December 31, 1995. The increase in working capital resulted from the Company's initial public offering on February 15, 1996 and the private placement to SOFTBANK Holdings, Inc., which together resulted in net cash proceeds of approximately $58,253,000, including the exercise of the underwriters' over-allotment option.

     The Company currently anticipates that its available cash resources of $42,744,000 at September 30, 1996 combined with future funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 to 15 months. Thereafter, the Company may need to raise additional funds through debt and/or equity financing. The Company's estimates of its cash requirements are forward-looking statements, and there is no assurance that the Company's actual cash requirements will not exceed its currently anticipated cash requirements. The Company may need to raise additional funds sooner than anticipated in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results. See "Risk Factors -- Dependence on Intellectual Property Rights; Risk of Infringement; Possible Litigation," and "-- Dilution; Possible Right to Purchase Additional Shares," in the Prospectus.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     See Exhibit 11.1.

     No reports were filed on Form 8-K during the quarter for which this Report is filed.

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

                                                     CyberCash, Inc.
                                          --------------------------------------
                                                       (Registrant)

Date: November 13, 1996                                    /s/  WILLIAM N. MELTON
                                                ---------------------------------------------
                                                              William N. Melton
                                                   Director, President and Chief Executive
                                                                   Officer

Date: November 13, 1996                                      /s/  GENE RIECHERS
                                                ---------------------------------------------
                                                                Gene Riechers
                                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                                     PAGE NO.
-------                                                                                     --------
  11.1     -- Exhibit regarding calculation of net loss per share.........................        12