Form 10-K
period 1996-12-31
CYBERCASH INC
filed 1997-03-10
CIK 1004232

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                        -------------------------------


                                   (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from      to

                        Commission file number: 0-27470
                                CYBERCASH, INC.
             (Exact name of registrant as specified in its charter)
                     --------------------------------------

       Delaware                                         54-1725021
(State of incorporation)                   (I.R.S. Employer Identification No.)

 2100 Reston Parkway                                 (703)-620-4200
    Third Floor
Reston, Virginia 20191
(Address of principal executive              (Registrant's telephone number,
  offices, including zip code)                    including area code)

                         ------------------------------

             Securities pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock
                        ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES X   NO
                                                ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 14, 1997, was approximately $62,170,420 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of the Registrant's Common Stock outstanding as of February 14, 1997 was 10,717,178.

ITEM 1 OF THIS FORM 10-K ENTITLED "BUSINESS" AND ITEM 7 OF THIS FORM 10-K ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN THE CONTEXT OF THE RISK FACTORS SET FORTH BELOW IN ITEM 1 OF THIS FORM 10-K.


                                     PART I

ITEM 1.   BUSINESS

     CyberCash, Inc. ("CyberCash" or the "Company") is a leading provider of Internet payment processing services to financial institutions in the United States and abroad. The Company's suite of Internet payment services features the electronic counterparts to cash, credit cards and checks. The Company believes that it is well-positioned to capitalize on the emerging market for Internet commerce because it offers a range of payment services that work with the existing transaction processing systems of financial institutions.

INDUSTRY BACKGROUND

     The Internet is a rapidly growing web of computer networks that permits businesses, other organizations and individuals to communicate throughout the world. The rapid growth in Internet use has been fueled by a number of factors, including advances in technology, the decreasing cost of Internet access and the increasing reliance of corporations on distributed information. Respected industry observers estimate that the number of users of the Internet will grow to 200 million by the end of 1999 from 56 million at the end of 1995.

     The growth and popularity of the Internet is providing new opportunities for electronic commerce, including new methods of merchandising and payment. Merchants are now able to provide full color graphic images of their merchandise, up-to-the-minute pricing and inventory information, automated order-taking, and low-cost, high-quality interactive customer support. Publishers and other information providers are using the Internet to disseminate digital information and to allow users to search and retrieve data. By using the Internet, merchants can greatly reduce the costs of distributing goods by eliminating physical store premises and storage facilities and, in the case of information-based goods, the physical reproduction and transportation of goods.

     Payment systems are evolving to better serve these new forms of commerce. While at the present time most Internet payments are credit card transactions, the Company believes that counterparts of all three of the major existing payment instruments -- cash, checks and credit cards -- will evolve on the Internet. The Company believes that, in order for the Internet to develop as a significant commercial marketplace, a complete suite of payment instruments must be available on the Internet. Moreover, individuals, businesses and financial institutions must be satisfied that the electronic manifestations of existing instruments are at least as safe, convenient and secure as their familiar physical counterparts.

BARRIERS TO INTERNET COMMERCE

     Even though the demand for conducting business over the Internet has increased, the Internet's commercial potential has been slow to develop due to a number of factors. Individuals and businesses desiring to effect payments on the Internet face barriers, including the following:

     UNFAMILIARITY WITH INTERNET COMMERCE. The Company believes that consumers have been slow to embrace the Internet as a means for buying and selling goods and services in large part because financial institutions and merchants have not yet built an adequate infrastructure for Internet commerce. Businesses and financial institutions have been reluctant to adopt or develop Internet payment mechanisms because of their concerns over security and the costs of adopting new technology which may not achieve market or regulatory acceptance.

     LIMITED PAYMENT INSTRUMENTS. In face-to-face retail transactions, consumers and merchants are accustomed to using and accepting a variety of payment instruments, including cash, checks, credit cards, debit cards, and coupons. Each of these instruments has different characteristics. Until recently, credit cards have been the only widely available payment mechanism for making purchases over the Internet. While credit cards are well-suited to some types of transactions, they are unsatisfactory for others. The Company believes that Internet commerce will not begin to achieve its full potential until consumers and merchants have a range of payment options.

     HIGH TRANSACTION COSTS. Credit card payments over the Internet carry a relatively high transaction cost, particularly for low denomination payments. Accordingly, banks and merchants have generally considered credit cards to be too costly a payment mechanism for low denomination transactions. Typically, a bank charges a merchant a fixed percentage of the transaction value for processing a credit card payment. For cards not present at the point of sale (which is the case for transactions on the Internet), the percentage is usually substantially higher. Merchants wishing to avoid these fees require their customers to pay by cash or check. The Company believes that the electronic counterparts of coins (and small-denomination bills) and checks are necessary to enable meaningful levels of Internet commerce involving products and services that will sell for under $10.00.

     PAYMENT FRAUD. Transmission of financial information over the Internet leaves consumers, merchants and financial institutions exposed to the risk of fraud from a number of sources. Stolen financial data can lead to unauthorized charges or debits on accounts, resulting in losses to merchants and financial institutions, inconvenience from the cancellation of accounts and possible financial liability to the consumer. The relatively anonymous nature of users on the Internet makes it difficult to detect such fraud. Financial institutions, businesses and individuals fear that electronic checks and currency may also be subject to payment fraud in the form of dishonored or "bounced" checks, forgery and counterfeiting.

     MERCHANT FRAUD. The open, anonymous and public nature of the Internet may also allow users to pose as legitimate merchants or well-known vendors and collect payments without delivering the purchased goods or services. Most existing Internet payment systems are unable to authenticate merchants to prevent this sort of fraud.

     LACK OF PRIVACY. The Internet is a public network which potentially allows third parties to gain unauthorized access to data as it is routed to its intended destination or stored in databases. Many Internet payment systems lack adequate encryption to protect against unauthorized access to transaction information. Many systems provide little protection from merchants and payment providers collecting data about consumers and their spending habits. Furthermore, the global nature of the Internet makes effective regulation of such privacy invasions difficult.

     CLOSED ARCHITECTURE; INCOMPATIBILITY. Internet users operate on a wide variety of hardware and software platforms. Businesses, who need to reach the maximum number of consumers, may be unwilling to be constrained by Internet payment systems that fail to operate across major hardware and software platforms. Consumers cannot conduct business with merchants whose systems do not readily interface with their system. In addition, banks and other financial institutions currently process transactions under a wide variety of networks and protocols that are well-established and extremely difficult and expensive to change.

     INCONVENIENCE. Many Internet credit card payment systems require consumers to input their card payment data each time they wish to make a purchase or to establish an account with a merchant. This process is particularly burdensome when effecting small transactions or multiple transactions with different vendors. In addition, minimum transaction size requirements and lack of support for payments between consumers or between businesses further limits the usefulness of current Internet payment systems.

CYBERCASH'S SOLUTION

     CyberCash provides secure, convenient and cost-effective means for effecting payments over the Internet. The following are the key elements of the Company's Internet payment solution:

     COMPREHENSIVE SUITE OF SERVICES. CyberCash provides a comprehensive Internet payment suite, featuring the electronic counterparts to cash, credit cards and checks. The Company is unaware of any other company that currently provides an Internet payment solution that incorporates all primary payment instruments. Currently, CyberCash offers the following services:

          - The CyberCoin(SM) service, the Company's low denomination payment service, is designed to provide a secure, convenient and cost-effective means of making small payments (generally between $.25 and $10) rapidly and efficiently over the Internet.

          - The Secure Credit Card service (the "Credit Card service") provides secure transport of credit card information over the Internet directly into existing credit card processing networks and protocols, with consumer and merchant authentication.

          - The PayNow(SM) Secure Electronic Check Service (or the "PayNow service"), which the Company expects to release commercially in the second quarter of 1997, will initially be used by utilities, telephone companies and other large, institutional billers to accept payments over the Internet. Later releases of the PayNow service will be designed to provide secure and nearly instantaneous transfer of funds among individuals and businesses without the risk of insufficient funds or forgery.

     STRENGTHENING BANKS' RELATIONSHIPS. CyberCash designed its services to enable financial institutions to build upon their strengths so that they can promote the use of their products on the Internet to their customers and enjoy revenue from the growth of new transactions. CyberCash's services foster three core competencies of financial institutions:

              TRUST. The primary core competency of financial institutions is the trusted relationship they have with their customers. CyberCash designed its services to employ mechanisms that will maintain privacy for the customer, while allowing maximum control over the transaction. The use of encryption technologies in CyberCash's services facilitates the trusted relationship and ensures that the financial institution maintains this competency on the Internet.

              TRANSACTION PROCESSING. CyberCash's services work with the existing payment systems of financial institutions. This enables financial institutions to offer CyberCash's services to their customers without having to create new products. This approach places financial institutions fully in control of their customer relationships and makes CyberCash an enabler for transactions on the Internet.

               BRAND EQUITY. Over the last twenty years, the financial industry has undergone tremendous consolidation. An outgrowth of that consoli-dation has been the increased value of the financial institution's brand. Recognizing the value of the brand, CyberCash makes it possible through the use of its technology for financial institutions to brand the Wallet software provided to consumers for making Internet payments. In addition, CyberCash makes it possible for financial institutions to host their branded Wallet at their web site. This allows financial institutions to maintain complete control over the distribution of the Wallet, to keep the brand in front of the consumer, and to build brand equity in the new commercial medium of the Internet.

          USE OF EXISTING INFRASTRUCTURE. By using CyberCash's services, financial institutions can minimize the cost and time required to begin providing Internet payment services as well as control how financial services are delivered to customers on the Internet, as described above. Because CyberCash uses existing bank processing systems, banks and other financial institutions do not have to change their existing systems or processing procedures in order to accommodate payments over the Internet. This enables financial institutions to leverage their investments in existing infrastructure, use existing risk management tools, generate incremental revenue and provide their core products and services for use over the Internet. The Company believes that, because it uses existing banking systems, the likelihood that CyberCash will be adversely affected by adoption of new regulatory restraints is minimized.

          TRANSACTION EFFICIENCIES. The CyberCoin service allows almost instantaneous transfers between consumers and merchants, and rapid and convenient "loading" and "unloading" of funds between the consumer's Wallet software and a checking account or another source of funds. The Company believes that this will reduce the administrative costs and inconvenience of handling currency and coins, enabling merchants to profitably engage in low denomination transactions over the Internet. Similarly, the initial release of the PayNow service will automate bill paying for service providers with high billing volumes, reducing the administrative costs and inconvenience of handling paper checks. The Credit Card service helps merchants automate card processing, ordering and payment collection procedures. CyberCash intends to conform the Credit Card service to standards being developed by a consortium including MasterCard and Visa. When these standards are completed and become widely adopted, the Company believes that the card associations may reduce or eliminate the "card not present" penalty for Internet credit card payments.

          STRONG SECURITY AND INTEGRITY. The CyberCash solution protects trans-action integrity through message encryption, user and merchant authentication, and merchant blinding. The Company utilizes sophisticated cryptographic algorithms (1024-bit RSA and 40-bit DES), which provide the strongest message encryption currently approved by the United States government for worldwide use in financial applications.

          MERCHANT AUTHENTICATION. The Company's services are designed to assure that merchants are "authentic": i.e., that they are who they say they are. Each merchant is assigned a "digital signature" that is compared to the digital signature received by the Company with each transaction. This prevents an impostor from assuming the identity of a true merchant and processing a fraudulent transaction.

          FEDERALLY INSURED BANK ACCOUNTS. Cash balances available for CyberCoin transactions are deposited in insured financial institutions, with the Company acting as agent for Wallet users. All such funds are therefore protected by federal deposit insurance.

          PROTECTION OF CONSUMER PRIVACY. The design of CyberCash's services enables users to transmit bank account and credit card information over the Internet in encrypted form without exposing sensitive data to merchants or others, while simultaneously assuring merchants that they have received valid payments for goods and services sold to users. In addition, the information held by CyberCash that identifies a Wallet user with the transactions he or she has carried out remains encrypted with the user's private key. It is thus inaccessible to anyone, including CyberCash. The user can, however, use the private key to reconstruct a lost Wallet transaction log from encrypted information retrieved from CyberCash, provided that the user has kept a backed-up copy of his or her private key.

    OPEN ARCHITECTURE; COMPATIBILITY. The Company's software operates on most major hardware and software platforms and provides transaction information compatible with the protocols used by the major payment processors. The CyberCash Wallet software is compatible with Windows 3.1, Windows 95, Windows NT and Apple MacOS operating systems, and implementation is in progress for most major Unix operating systems. The Wallet is also compatible with most of the major Internet browser software, including Netscape Navigator, Microsoft Internet Explorer, CompuServe/Spry Air Mosaic, FTP and Spyglass Mosaic. The CyberCash merchant software is compatible with most major Unix operating platforms as well as Microsoft Windows NT. The CyberCash payment processing system is currently connected with most major credit card processors, including Vital Processing Services, Global Payment Systems (including National Data Corporation, MAPP and Modular Data, Inc.), Wells Fargo Bank, CheckFree Corporation, First Data Corporation (including Envoy, CES, NaBANCO, FDR and Telemoney), NOVA and Sligos, a large French processor. In addition, the Company is in the process of being connected with First USA/Paymentech.

    CONVENIENCE. The CyberCash Wallet utilizes a simple graphical user interface and stores the user's payment information the first time it is entered. An individual can then select a payment instrument using a mouse to point and click on the desired payment method rather than by re-entering the required information each time.

    CyberCash's Wallet software is available without charge from the Company's web site and is distributed by several of the Company's technology allies. CyberCash expects that financial institutions will also distribute Wallet software to their customers. For businesses, the Company's system offers the convenience of automated payment receipt and rapid remittance. For banks and financial institutions, the CyberCash system eliminates the need to modify large installed processing systems or established protocols to accommodate Internet payments. CyberCash's CashRegister software is available from the Company and is also included in Internet merchant software provided by other companies.

STRATEGY

    The Company's primary objective is to maintain its position as a leading provider of Internet payment processing services to financial institutions in the United States and abroad. The key elements of the Company's strategy are as follows:

    RELY ON EXISTING INFRASTRUCTURE. To speed acceptance by consumers, merchants and financial institutions of payments over the Internet, the Company's services have been designed to leverage the established infrastructure for existing payment methods. For example, the Company's Credit Card service uses existing processors, communications links and protocols, eliminating the need for banks and processors to modify their current back office operations. In addition, the Company's CyberCoin and PayNow services utilize funds that remain on deposit in federally insured accounts at financial institutions. All transfers and settlements are completed through established banking channels.

     LEVERAGE STRATEGIC RELATIONSHIPS. The Company has created a number of strategic relationships in order to rapidly reach the critical mass of financial institutions, consumers and providers of goods and services that is necessary to launch a significant volume of Internet commerce. The Company has strategic relationships with Internet technology leaders, such as Netscape Communications Corporation, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., Hewlett-Packard Corporation, America Online, Inc. and Open Market, Inc. The Company is working with these companies to support CyberCash's services in the consumer and business software solutions provided by these companies.

     The Company also has relationships with leading transaction and bank data processors, such as First Data Corporation, Vital Processing Services, Global Payment Systems and First USA/Paymentech. In addition, the Company has begun pilot projects with Princeton TeleCom Corporation, International Billing Services, Inc., and Electronic Funds & Data Corporation, which provide billing services to high-volume billing clients, and Cephas Multimedia, Inc., a developer of merchant web sites, to provide the PayNow service to facilitate Internet-based bill presentment.

     SUPPORT OPEN SOLUTIONS. The Company plans to continue to develop and provide open payment solutions that are easy to adopt and that interoperate with a range of hardware and software platforms. The Company's services and software are not limited to any particular operating system, Web browser or server technology. This approach will allow financial institutions and merchants access to the widest consumer base, providing their customers with maximum flexibility and freedom of choice. The Company intends to implement new industry standards as they emerge and to support additional hardware and software platforms as they are introduced and accepted. The Company also contributes to the development of open industry standards by participating in standard-setting organizations, including CommerceNet and the World Wide Web Consortium.

     RAPIDLY DISSEMINATE ENABLING SOFTWARE. To penetrate the markets for Internet payment services, the Company intends to rapidly disseminate the enabling software for its services to individuals, businesses and financial institutions.

                  Consumers. The Company distributes its Wallet software free of charge to consumers through multiple distribution channels. The Company is establishing relationships with banks, on-line and home banking service providers and other software vendors for inclusion of the Wallet into their products and services on a branded, private-label basis. For example, First Union National Bank, National Bank of Canada and PC Financial Network are issuing branded Wallets. In addition, consumers can directly download the Wallet from the Company's and participating merchants' web sites.

                  Merchants. The Company believes that merchants will often rely on their banks for advice on how to safely receive payments over the Internet. Accordingly, CyberCash is establishing relationships with leading financial institutions that allow them to enhance the value provided to their merchants by offering the Company's services. Also, CyberCash provides merchant server software directly to bank-qualified merchants free of charge and assists them in their implementation of Internet payment systems. In addition, the Company has established relationships with providers of merchant payment software, such as Microsoft, Netscape, Sun Microsystems, Oracle, Lotus Development, Open Market, and iCat Corporation, to either support CyberCash's payments services or include CyberCash technology in their software.

                  Hosts. The Company is establishing relationships with companies that develop and operate Web sites for merchants in order to provide payment services for these merchants. For example, AOL Primehost (America Online's hosting service) and UUNET Technologies, Inc. have agreed to provide CyberCash's payment services as part of their commercial hosting services.

                  Webmeisters. The Company has established relationships with web site developers that offer technical assistance to merchants establishing Internet stores ("Webmeisters"). The Company provides training, software development tools and technical support to Webmeisters to enable them to integrate the Company's services into the web site or store.

                  Financial Institutions. The Company provides financial institutions its Internet payment processing services on a per-transaction basis. The Company may license its gateway software directly to financial institutions that desire to operate their own processing services.

     CREATE GLOBAL SERVICES. CyberCash believes that useful payment systems must allow merchants and consumers to take advantage of the global reach of the Internet. Consequently, the Company is exploring ways of offering Internet payment services to financial institutions and merchants in Asia and Europe as well as other locations outside of the United States and of providing currency conversion for cross-border transactions.

     LEVERAGE TECHNICAL AND MANAGEMENT EXPERTISE. Existing payment systems are the result of complex evolution driven by the interests of many diverse constituents. Developing counterparts of these payment systems for the Internet requires significant experience in, and understanding of, a number of industries, including banking/financial processing, Internet communications, cryptography/security, and software development. The Company believes that it has assembled a team of employees who bring together the necessary experience.

     COORDINATE WITH REGULATORY BODIES. The Company believes that acceptance of its services will depend, in part, on adequately addressing the concerns of regulatory agencies. The Company is coordinating with government officials and agencies to facilitate greater understanding of Internet commerce and regulatory issues. The Company intends to continue working with regulatory agencies and others to facilitate the growth and potential of Internet commerce, while providing adequate protection to consumers, merchants and financial institutions and addressing legitimate regulatory concerns.

CYBERCASH'S SERVICES

     CyberCash provides a suite of services to enable financial institutions to process payments among merchants and consumers over the Internet. The Company commercially released its Credit Card service in January 1996 and its CyberCoin service in September 1996. The Company expects to complete its pilot of the PayNow Secure Electronic Check Service and commercially release the service by the end of the second quarter of 1997.

     THE CYBERCOIN(SM) SERVICE

     The CyberCoin service offers Internet consumers and merchants the ability to conduct small denomination payments spontaneously, easily and securely. The technology supports payments of 1 cent and less up to $100, but the Company believes that the initial market for these transactions will be in the range of 25 cents to $10 or perhaps $20, and therefore is targeting that segment. The service can facilitate the purchase of both physical and electronic goods, but is principally aimed at the electronic goods market--information, publishing, software, music and games. The CyberCoin service is designed to be offered through banks and other financial institutions, although pending its adoption by a sufficient number of financial institutions, the Company is offering the service directly to Internet merchants. The Company has entered into an agreement with First Union National Bank to offer the service and expects to enter into similar agreements with other banks. In addition, transaction processor First Data Corporation has announced that it will offer the service. Financial institutions will charge their merchant customers a per-transaction fee for the service, and in turn CyberCash will charge these financial institutions a per-transaction fee for providing the technology and processing services.

     For the consumer, the service offers the ability to shop spontaneously without committing to subscriptions or remembering passwords and offers the convenience of accessing funds from credit card or bank accounts, all at no charge. For the merchant, the service offers the opportunity to tap into the market of consumers who are willing to pay for value-added content but do not wish to enter into a subscription agreement. The merchant is assured of immediate payment and can take advantage of leveraged marketing opportunities as the community of CyberCoin merchants grows. For financial institutions, the service offers not only the opportunity for additional fee income, but also expanded marketing opportunities to strengthen and broaden their customer bases of both merchants and consumers, and to establish themselves as technology leaders.

     The core of the CyberCoin service is a secure but efficient suite of software modules that provide fast, reliable transaction processing while minimizing the actual movement of funds within the banking system. Consumers obtain free copies of the CyberCash Wallet from either the Company's web site or the web site of a financial institution partner offering the service. They then load a small amount of funds, generally $20, into these Wallets from a checking account or from a credit card. Once funds are loaded, the consumer is ready to make purchases at any merchant which has set up the CyberCash CashRegister software. The consumer makes purchases by simply clicking on the price or purchase icon displayed on a merchant's site; the Wallet automatically sends and receives all messages necessary to complete the transaction and makes a record of it, and verifies that electronic goods have been received before releasing the funds. The Wallet also has an array of user preference settings which allow consumers to configure security and other features to their personal desires, including the ability to require the Wallet to prompt for approval of all purchases or purchases over a user-determined threshold, to require that the password be re-entered before completing transactions or accessing bank or credit card accounts, and to manage the storage and retrieval of electronic goods received. All "loaded" funds are held in bank agency accounts until the funds are spent.

     In February 1997, the Company introduced the Digital NewsStand, a technology that allows subscription-based Web merchants to sell "day passes" and other limited access rights to their high-value content, and to promote these sales by featuring aggregated access points to this high-value content in "newsstands" on high-traffic Web sites such as search engines. The Digital NewsStands will use the CyberCoin technology to make payments. The Company plans to market the Digital NewsStand technology as a service to online merchants and to other companies that want to establish vertical market programs for specific types of content, such as games, sports and finance. The Company is introducing the service with a Digital NewsStand focused on the finance and investment market and has received agreements from BARRON'S OnlineSM, Financial Times of London, Los Angeles Times, Bloomberg L.P., Quote.com, American Banker Online, Data Broadcasting Corp., and William O'Neil + Co. Inc. expressing their intent to participate in the pilot introduction of this service. Internet search and navigation services that have expressed their intent to participate in the launch of the Digital NewsStand include Yahoo! and InfoSeek. The Digital NewsStand provides Web publishers with an easy way to offer daily or limited-time views of their most current digital content without requiring consumers to commit to monthly or yearly subscriptions. Revenues from the Digital NewsStand will be divided among the publisher, Internet navigation services, companies that promote the service and CyberCash.

     THE SECURE CREDIT CARD SERVICE

     CyberCash's credit card service offers consumers the ability to transmit credit card data across the Internet securely and conveniently. The Credit Card service has specialized payment system security functions which are not found in general encryption products. These additional functions include authentication of both the merchant and the consumer through the use of digital signatures and certificates.

     The Company's Secure Credit Card service (the "Credit Card service") provides secure transport of credit card information over the Internet directly into existing credit card processing networks and protocols, including secure authorization and capture and settlement as well as merchant and consumer authentication.

     When a consumer wants to make a purchase, the consumer receives an on-line invoice from the merchant. The Wallet software on the consumer's computer allows the consumer to send credit card information to the merchant in an encrypted form together with the invoice. The merchant adds identifying information and forwards the entire package to CyberCash's computer servers. CyberCash transmits the credit card information into the existing credit card processing networks as a standard credit card authorization request formatted in the appropriate network protocol. When the authorization request has been approved, the CyberCash server informs the merchant, which then completes the transaction with the consumer. CyberCash currently is connected with most major credit card processors, including Vital Processing Services, Global Payment Systems (including National Data Corporation, MAPP and Modular

Data, Inc.), Wells Fargo Bank, CheckFree Corporation, First Data
Corporation (including Envoy, CES, NaBANCO, FDR and Telemoney), NOVA and Sligos, a large French processor. In addition, the Company is in the process of being connected with First USA/Paymentech.

     In order to use the Credit Card Service, a merchant must have a relationship with a bank that accepts credit card transactions. CyberCash has relationships with a majority of these "acquiring banks" in the United States, allowing substantially all merchants to process credit card transactions through CyberCash. Internationally, CyberCash processes transactions for Sligos and National Bank of Canada.

     The Company is conforming its Credit Card Service to the Secure Electronic Transactions ("SET") standards being developed by a consortium including MasterCard and Visa. The Company expects that the standards will be finalized by the end of 1997. The Company anticipates that there will be significant competition for secure credit card services on the Internet in part because of the widespread adoption of the SET standards. Currently, CyberCash is the only company offering a gateway service that does not require the processor to invest in new infrastructure. CyberCash intends to certify this gateway as SET-compliant through MasterCard and Visa as soon as the complete standard is published, the certification process is defined, and the gateway has passed the necessary tests. This SET gateway then will be able to process transactions from the Internet and hand them to the credit card processors in a format they can read. This approach allows CyberCash to build upon its existing credit card business and to migrate its customers to SET when the customers are ready.

     THE PAYNOW(SM) SECURE ELECTRONIC CHECK SERVICE

     The PayNow Secure Electronic Check Service will provide individuals and businesses with an Internet counterpart to paper checks. Users will be able to make PayNow transactions in any amount. Initially, CyberCash expects to provide the PayNow service to businesses that provide bill-paying on their Internet site, such as telephone companies, utilities, cable companies and financial institutions. CyberCash has begun pilot projects with Princeton TeleCom Corporation, International Billing Services, Inc. and Electronic Funds & Data Corporation, which provide billing services to high-volume billing clients, and Cephas Multimedia, Inc., a developer of merchant web sites, to provide the PayNow service to facilitate Internet-based bill presentment. Large billers, such as New Jersey's Public Service Electric & Gas Co. ("PSE&G"), Kansas City Power & Light, and the Suffolk County Water Company, will participate in the pilot programs. The Company expects to provide the PayNow service for business-to-business and consumer-to-consumer check transactions by the end of 1997.

     Initially, amounts paid through the PayNow service will be transferred from consumer bank accounts to bank accounts maintained by utilities and service providers by means of the bank clearing house system. In later releases, the Company expects that its Digital Debit Card(SM) technology will permit consumers to pay bills directly from their checking accounts without waiting for a transfer to be cleared through the banking system.

     The Company expects that merchants, billers or their banks will pay CyberCash a fee for each PayNow transaction. These transaction fees will be a small percentage of the amount of the payment, depending on a number of factors, including volume and term commitments. In addition, the Company expects that merchants will pay their banks a fee per PayNow transaction.

     DIGITAL DEBIT CARD(SM) PAYMENTS

     CyberCash expects to introduce in the second quarter of 1997 its Digital Debit Card(SM) technology, which will give consumers direct access to their checking accounts by making their personal computers emulate an Automated Teller Machine ("ATM") card. With the Digital Debit Card, consumers will be able to make payments over the Internet or to load funds to their Wallet without waiting for a transfer to be cleared through the banking system. Digital Debit Card transactions will be processed through the ATM networks.

Due to technological considerations, the Company expects that only a few financial institutions will initially offer the Digital Debit Card to their customers.

     OTHER SERVICES

     CyberCash is investigating other services to include in its suite of Internet payment systems, including a means to use a stored value or "smart" card on the Internet. However, no assurance can be given that any additional services may be available in the near future.

CYBERCASH'S TECHNOLOGY

         CONSUMER WALLET SOFTWARE

         Consumers access the Company's services through software which runs on their computers. The software may be part of an application provided by a vendor other than CyberCash or may be the CyberCash Wallet software which is available on CyberCash's web site without charge. The access software resides on the consumer's personal computer and permits the consumer to enter his or her preferred payment instruments into the wallet in a manner intended to be analogous to placing credit cards, checks, cash or ATM cards into a physical wallet. The latest version of the Wallet enables consumers to receive and use promotional coupons.

     When the consumer is shopping at an Internet merchant site utilizing the CyberCash's CashRegister merchant software, the Wallet permits the consumer to select a payment instrument in a manner that is similar to opening a physical wallet in a physical store. The payment is rapidly processed, with the full protection of the CyberCash security system, completing the transaction between the parties. A transaction log, similar to a checkbook register, is displayed on the consumer's PC which consolidates all of the consumer's selected payment instruments in one place, eliminating the need to sort through check registers, cash receipts and credit card statements. To protect the consumer's privacy and the confidentiality of the transaction, the transaction log is encrypted both on the consumer's PC and in the archival copy maintained on the CyberCash servers. All transactions are received by the CyberCash system in encrypted form and are processed using the same security system that is commonly used in banks and other financial institutions for preserving data security. The files are not accessible to CyberCash or its employees unless the consumer "unlocks" the file with the consumer's own private key.

     The consumer Wallet technology is compatible with all Web browsers commonly in use by consumers. The Wallet is designed to be independent of, and compatible with, major hardware and software platforms so as to provide consumers maximum flexibility and eliminate dependency on whether the merchant or gateway system is proprietary to the Company. The Wallet currently operates on Windows 3.1, Windows 95, Windows NT and MacOS platforms.

     MERCHANT CASHREGISTER SOFTWARE

     The Company has developed merchant server software designed to facilitate automated funds collection, deposit and other financial functions, which it distributes free of charge to merchants. As of December 31, 1996, there were approximately 330 merchants using the Company's CashRegister software. The software permits immediate verification of the consumer attempting to make a purchase and provides immediate, automatic posting of credit card receipts and CyberCoin transactions to the merchant's account. Merchants do not need to establish new accounts or new relationships with financial institutions in order to use CyberCash's services. The Company believes that its CashRegister software currently is the only available payment solution that supports JavaScript.

     FINANCIAL INSTITUTION GATEWAY SOFTWARE

     The Company's financial institution gateway software is designed to receive and efficiently process requests for credit card authorizations and electronic funds transfers. These requests are passed on to existing financial institution networks in the same established formats and protocols currently used, allowing them to receive Internet payments without modifications to their existing hardware or software systems. The CyberCash gateway software eliminates the need for a financial institution to establish a direct link to the Internet, thus providing additional security and reducing the likelihood that internal bank systems can be compromised by hackers.

     SYSTEM ARCHITECTURE AND TECHNOLOGY

     The Company believes that its system architecture and technology provides it with an important competitive advantage. The Company uses novel and innovative applications of existing, established technologies to achieve a high level of security, convenience and processing speed. Central to the security afforded by the Company's services is a powerful system of encryption. The Company uses technology licensed from RSA Data Security, Inc. combined with the banking industry standard Digital Encryption Standard ("DES") to produce powerful, flexible cryptographic protocols. The Company has received from the U.S. Department of Commerce an export license for the 1024-bit RSA key encryption capability contained in its Wallet and merchant software, thus offering the strongest commercial Internet payment encryption system that is legally available today.

STRATEGIC RELATIONSHIPS

     INTERNET TECHNOLOGY LEADERS

     The Company has strategic relationships with several Internet technology leaders. The Company is working to include its services in Internet commerce solutions and consumer software provided by these companies. These relationships are marketing cooperation and assistance agreements without commitments to minimum levels of business.

     Netscape Communications Corporation. Netscape is marketing the CyberCash CashRegister software as a preferred payment solution for Netscape's SuiteSpot, Merchant System and Publishing System products and is providing CyberCash's CashRegister software via Netscape's web site. Netscape also has announced that it will begin marketing CyberCash's Wallet to users of Netscape's browser software and that CyberCash's Wallet software will become available via Netscape's web site. In addition, Netscape and CyberCash are working together in developing international pilot projects using the SET protocol for credit card transactions. The Company has also agreed with Actra Business Systems, LLC, a joint venture of Netscape and General Electric Information Systems, Inc., to adapt the Company's software for a pilot program to do business-to-business electronic data interchange ("EDI") transactions over the Internet. While there can be no assurance that this program will be successful, the Company believes that business-to-business transactions represent a potentially large market for the Company's services.

     Microsoft Corporation. Microsoft is integrating support of the Company's CyberCoin and Credit Card services into the Microsoft Merchant Server, a web server for merchants doing business on the Internet.

     Sun Microsystems, Inc. The JavaSoft business unit of Sun Microsystems is including payment cassettes using CyberCash's services in its Java Commerce Toolkit, which will allow developers to integrate CyberCash's payment services in merchant Web sites.

     Oracle Corporation. CyberCash is an Oracle Business Alliance Partner and has developed a payment cartridge for use with Oracle's Webserver 2.1. The Company is integrating the payment cartridge with the Apollo Merchant Server, Oracle's new electronic commerce solution. The cartridge will support CyberCash's Credit Card and CyberCoin services.

     Lotus Development Corporation. Lotus has integrated the CyberCash CashRegister in its Lotus Domino Merchant server product.

     Hewlett-Packard Corporation. Hewlett Packard will include CyberCash technology in the software it provides with its Web servers.

     Open Market, Inc. Open Market has licensed CyberCash's software for use in its OM-Transact software, which is used to provide Internet merchants with transaction management services, including secure payment, order management and online customer service.

     iCat Corporation. iCat has agreed to support CyberCash's payment services in its iCat Commerce Exchange software. iCat provides software which is used to create catalogs for the Internet and CD-ROMs.

     RSA Data Security, Inc. CyberCash licenses encryption technology from
RSA Data Security, Inc., a subsidiary of Security Dynamics Technologies, Inc., which is a leading provider of data security and encryption technologies.

     TRANSACTION AND BILLING PROCESSORS

     The Company also has strategic relationships with leading transaction processors and automated billing service providers. The Company is working with these companies to include its services as part of the transaction processing services that they provide to their financial institution and high volume billing clients.

     First Data Corporation. First Data has agreed to provide CyberCash technology and processing services to merchants through its financial institution clients. First Data, which has been providing Internet processing services to merchants using CyberCash's Credit Card service since 1995, has announced that it intends also to provide the CyberCoin service to merchants through its alliance partners and financial institution clients. First Data currently processes Internet credit card transactions transported over the Internet by the Company. First Data is a leading global processor of credit cards, providing services to more than 2.5 million merchant outlets through more than 1400 financial institution customers.

     Princeton TeleCom Corporation. Princeton TeleCom is participating in a pilot project to provide the PayNow service to billing service customers. Initially, Princeton TeleCom's client PSG&E, the largest public utility in New Jersey with 2.2 million customers, will participate in the project.

     International Billing Systems. International Billing Systems is participating in a pilot program to offer the PayNow service to its billing service customers.

     Electronic Funds and Data Corporation. Electronic Funds and Data Corporation, the operator of www.billsite.com, is working with its client, the Suffolk County Water Company, to allow their customers to pay their water bills securely over the Internet.

     Transaction Network Services, Inc. Transaction Network Services operates a communications network that connects to some of the largest transaction processors in the United States. The Company has formed a relationship with TNS that provides direct electronic access to credit card processing companies and credit card acquiring banks.

     HOSTS AND MERCHANT DEVELOPMENT PARTNERS

     America Online, Inc. America Online has agreed to use CyberCash's services as a payment solution for its commercial hosting service, AOL Primehost.

     UUNET Technologies, Inc. UUNET has agreed to use CyberCash's services as a payment solution for its commercial hosting service.

     Cephas Multimedia, Inc. Cephas is participating in a pilot project to provide the PayNow service to billing companies for which it develops web sites. Initially, Cephas' client Kansas City Power & Light, a large Midwestern energy company, will participate in the project.

     Proxicom. Proxicom, a Web site designer, has agreed to assist merchants in designing Internet stores using CyberCash's services.

     Internex. Internex, a Web site host and developer, has agreed to use CyberCash's services as a payment solution for its hosting clients.

MARKETING AND DISTRIBUTION

     The Company's Internet payment system serves three constituencies: individuals, businesses and financial institutions. The Company's marketing and distribution strategy is focused on distributing the Company's software to the maximum number of individuals, businesses and financial institutions in the minimum amount of time possible. The Company intends to create demand for its services by positioning the Company's services in such a way that each constituent can enhance its own competitive position, security and convenience by using the Company's software and services. The Company uses multiple channels to distribute its software but expects that financial institutions, transaction processors and Internet software companies will distribute the majority of its software. The Company believes that an essential element of any successful payment system is the participation of a trusted party. For that reason, a cornerstone of the Company's strategy is to make banks, financial institutions and their processors, an integral part of its services, emphasizing their compatibility with existing banking systems and infrastructure.

RESEARCH AND DEVELOPMENT

     The Company believes that significant continuing investments in research and development will be required to remain competitive. The Company is focusing on finalizing its PayNow service as well as developing and refining methods for efficient connection into existing banking and financial networks for transaction and payment processing. In addition, the Company intends to focus substantial effort on meeting the needs of individuals, businesses and financial institutions in foreign markets.

     The Company has established a development subsidiary in Bangalore, India which is intended to reinforce its U.S. development efforts and provide the Company with the ability to develop new software in order to meet customer demands in a timely and cost-effective manner.

      Research and development expenses were approximately $5,648,000 and $14,900,000 for the years ended December 31, 1995 and December 31, 1996, respectively. To date, all software development costs have been expensed as incurred. The Company does not anticipate a significant increase in the amount of its research and development expenditures in 1997.

SERVICE AND SUPPORT

     CyberCash is committed to providing a high level of service and support to its customers. CyberCash provides 24-hour, 7 day-a-week high availability transaction services to banks and third-party processors, which in turn utilize these capabilities to service their customers. Currently, the Company provides most of its customer support directly to users through e-mail and telephone. Eventually, the Company expects that its financial institution customers will provide first level support to their customers and will refer to CyberCash for second level support, if necessary. The Company utilizes escalation procedures that are designed to bring unusual issues to the attention of management to help assure customer satisfaction.

     Each CyberCash customer bank, processor and strategic partner is designated with a CyberCash account representative who provides a direct point of contact for inquiries and service changes, and who organizes the appropriate technical and business resources to respond to the customer's service and support requirements. Each merchant is provided with a designated customer support person to assist it when required. The merchant's technical personnel also are provided special password access to secure online software archives and testing facilities world-wide on a 24-hour, 7-day a week basis to allow them to perform their own testing and quality assurance functions after they have made changes to their sites.

     General inquiries may be made through the Company's interactive Web pages on the Internet, electronic mail information lines and an 800 telephone number.

COMPETITION

     CyberCash faces different competitors for each of its payment services. However, because the Internet payment services industry is new and rapidly evolving, the Company faces a dynamic competitive environment. Accordingly, there can be no assurance that the following discussion identifies all present or potential competitors for the Company, or provides a complete discussion of the bases for competition.

     MICROPAYMENT SERVICES

     The Company believes that providers of alternative payment technologies may pose competition for the Company, particularly its CyberCoin service. An early purveyor of digital cash, DigiCash bv, offers digital cash in the U.S. through a pilot program with Mark Twain Bank and also has pilot projects in Germany, Australia and Finland.

     GC Tech, Inc.'s GlobalID payment software supports micropayments as well as credit and debit card transactions. GC Tech, which was founded as a French company and maintains substantial operations in France, licenses its software to financial institutions, which act as intermediaries for Internet payment processing. Kleline, S.A., a division of the French Paribas banking group, launched the first commercial use of GC Tech's software in September 1996. GC Tech also has a pilot project with a Brazilian bank.

     Digital Equipment Corporation researchers are developing a micropayment system called Millicent which is based on merchant-specific "scrip" that can be used to make purchases only at the particular merchant's web site. However, Digital has not announced a public trial or commercial implementation of this system.

     Other companies, such as CertCo, have announced plans to develop micropayment services that may be similar to the CyberCoin service. Some competitors are aggregating small consumer purchases and then submitting them for payment against a pre-registered credit card. In addition, researchers at several universities are designing other methods for allowing small denomination transactions, including Carnegie Mellon's NetBill project and the University of Southern California's NetCash system.

     CREDIT CARD SERVICES

     The Company competes with VeriFone, Inc., which provides software to financial institutions for processing credit card transactions over the Internet. Wells Fargo Bank has announced that it will use VeriFone's software to offer Internet payment services to its merchant customers. GC Tech's GlobeID

Payment technology also permits the processing of credit card transactions over the Internet using financial institutions as payment intermediaries. First Virtual Holdings, Inc. provides an Internet payment service in which consumers register their credit card data by telephone or fax in order to permit online purchases. In addition, IBM is developing the Net.Commerce service for credit card payments transported over the Internet and AT&T Corporation has begun offering its SecureBuy service for credit card processing for Web merchants. The Company expects that more competitors will provide Internet credit card services after the SET standard is finalized.

     ELECTRONIC CHECK SERVICES

     CyberCash's PayNow service will compete with electronic payment and direct deposit services that are being offered by financial institutions and companies providing various means of payment fulfillment. In addition, several non-profit organizations are studying electronic check systems but have not started any pilot projects. These organizations include the Financial Services Technology Consortium, which is composed of financial services companies, government laboratories and technology vendors, and the University of Southern California's NetCheque project.

     COMPETITION FROM OTHER SERVICES

     HOME BANKING. A central feature of the Company's planned PayNow service is the ability for individuals or businesses to transfer money from their checking accounts over the Internet. Services already exist that permit individuals or businesses to have electronic access to information about their checking accounts and, in some cases, direct the movement of funds from those accounts electronically. These home banking and remote banking systems generally rely on the computerized issuance of paper checks or on various overnight wire transfer facilities. Several banks and other providers of remote banking systems, however, are developing means to permit direct transfers from checking accounts on a "real-time" basis. If this occurs, it would provide direct and significant competition to the Company's services. Several of the companies in the home banking field, including Intuit, Wells Fargo Bank and Citibank, are large, well-established and well-funded, with greater name recognition and consumer familiarity than the Company.

     SMART CARDS. Smart cards are a variant of digital cash. Funds are stored and transferred using a credit-card sized piece of plastic, which includes a small computer chip that has the capability to calculate and store values in digital form and transfer them in a secure fashion. Smart cards are intended to replace cash, checks and credit cards in the physical world, and are a common and accepted means of effecting small transactions outside the United States. The Company believes that its system, which is designed exclusively for payments over the Internet, does not presently compete with smart card systems. Competition may arise, however, if personal computer hardware containing smart card readers becomes widely distributed. VeriFone and others have announced that they will sell smart card-reader terminals for personal computers.

     Mondex International Ltd. has begun smart card pilot projects in the United States and the United Kingdom. MasterCard International has acquired a majority stake in Mondex. Mondex's United States subsidiary is owned in part by Wells Fargo & Co., AT&T Corporation, Chase Manhattan Corporation and several other large banks. In addition, Visa and American Express have announced that they are each developing smart card programs.

     TECHNOLOGY PROVIDERS. Additional competition could come from Web browser companies and software and hardware vendors that incorporate Internet payment capabilities into their products. Further, because of the rapidly evolving nature of the industry, many of the Company's collaborative partners are current or potential competitors. In particular, the Company believes that Microsoft intends to actively compete in all areas of Internet and online commerce. While the Company is working with Microsoft to include support for CyberCash's payment services in Microsoft's Internet merchant software, there can be no assurance that, in the future, Microsoft will not develop its own payment system which may compete with the Company's services.

     Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. In addition, many of the Company's current or potential competitors, such as Microsoft, have broad distribution channels that may be used to bundle competing products directly to end-users or purchasers. If such competitors were to bundle competing products for their customers, the demand for the Company's services may be substantially reduced, and the ability of the Company to successfully effect the distribution of its products and the utilization of its services would be substantially diminished. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition or operating results.

PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on copyright, trade secret and trademark law to protect its technology. The Company has no patents. The Company has applied for a United States patent on portions of its system relating to its PayNow and CyberCoin services. There can be no assurance that a patent will be granted pursuant to the Company's application, or that if granted such patent would survive a legal challenge to its validity, or provide adequate protection.

     The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality and assignment agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization, or to develop similar services or technology independently. In addition, effective copyright and trade secret protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it difficult to control the ultimate destinations of the Company's services.

     To license its services, the Company often relies on "on-screen" licenses that are not manually signed by the end-users and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, third parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's services is difficult, particularly in the global environment in which the Company operates, and the laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition or operating results.

         On January 29, 1996, the Company received notification from the holder of a patent for which the Company holds a license of the licensor's intent to file suit and to demand arbitration in the event that the Company did not immediately enter into negotiations to resolve certain claims raised by licensor. On April 29, 1996, the licensor sent the Company a letter stating that the licensor had terminated the license based on a purported breach by the Company. The Company has informed the licensor that the Company does not believe that any grounds for termination exist. The Company is not using the licensed technology and does not currently intend to do so. To date, no royalties have accrued under the license.

     DigiCash bv has registered the trademark "CyberCash," in the Benelux countries on an "intent-to-use" basis. The Company has not applied to register its CyberCash mark in the Benelux countries. DigiCash has filed an application, based on the Benelux registration, to register the CyberCash mark in the United States but the United States Patent and Trademark Office ("USPTO") has issued an office action denying the registration. The Company believes it has a basis to challenge this application but, if DigiCash overcomes the USPTO's objection, its registration of the mark may create rights superior to the Company's rights in the CyberCash mark. Nevertheless, CyberCash has filed an application to register the CyberCash mark on the supplemental register of the USPTO, as well as in certain overseas jurisdictions. No assurance can be given as to the ability of the Company to secure any registration of or the right to continue to use the name and mark CyberCash nor can there be any assurance that a license to or assignment of the CyberCash name and mark would be available to the Company on reasonable terms or at all should the Company be unable to secure registration of, or the right to continue to use, the CyberCash name and mark. The prosecution of claims relating to the CyberCash mark, including the securing of an injunction preventing the Company's use of CyberCash, could have a material adverse effect on the Company's business, financial condition or operating results.

     The Company is aware of patents held by independent third parties in the area of electronic payment systems. No assurance can be given as to the applicability of such patents to the Company's services and technologies. The assertion of these patent rights, if successful, could result in substantial costs to the Company. There can be no assurance that the Company's services are not, or in the future will not be, within the scope of such patents or any other existing or future patents, and any litigation arising thereunder, even if successfully contested, could have a material adverse effect on the Company's business, financial condition or operating results. In addition, the Company from time to time has received, and may receive in the future, notices of claims of infringement of other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. If any such claims or actions are asserted, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition or operating results.

     The Company also relies on certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's software to perform key functions. In this regard, all of the Company's services incorporate data encryption and authentication technology licensed from RSA Data Security, Inc. RSA Data Security has agreed to indemnify CyberCash for any claim against the Company on the basis of proprietary rights infringement with respect to the licensed technology. CyberCash has agreed to a similar indemnity of its licensees.

GOVERNMENT REGULATION

     The Company anticipates that regulations may be imposed on Internet payment systems providers. It is the Company's policy to work actively with potential regulators on a current and ongoing basis to ensure that the Company is aware of regulatory concerns and issues and that the potential regulators are familiar with the Company and its business and view it as a responsible industry leader. The principal regulatory issues presently before the Company are as follows:

     REGULATION E. Regulation E has been promulgated by the Federal Reserve Board under authority of the Electronic Funds Transfer Act. It applies to entities that issue "access devices" to "consumer asset accounts." The regulation requires written disclosures at the time an access device is issued, written receipts for transactions, periodic statements, and error resolutions procedures. While there is some uncertainty, the Company believes that some aspects of Regulation E may apply to its CyberCoin service and, perhaps, to its PayNow service.

     Because Regulation E was issued at a time when no services like those of the Company existed, its application to the Company's services involves numerous uncertainties and ambiguities. The Company has requested the Federal Reserve Board to clarify the application of the regulation to CyberCash's services. Meanwhile, the Company believes that it has designed and is operating its services in a manner that fully complies with the intention of Regulation
E. There remains the possibility that the Federal Reserve Board, and the other agencies that interpret and apply the regulation may challenge the Company's services on the ground that they do not comply with Regulation E. The costs of responding to such a challenge could result in significant drains on the Company's financial and management resources, which could have a material adverse effect on the Company's business, financial condition or operating results. There is also a possibility that the Federal Reserve Board may amend Regulation E or may issue new regulations that could result in increased operating costs for the Company and could also reduce the convenience and functionality of the Company's services, possibly resulting in reduced market acceptance. Finally, banks and other financial institutions may be reluctant to adopt the Company's services until the uncertainties with respect to Regulation E have been resolved.

     FEDERAL MONEY TRANSMITTER REGULATION. Recent federal legislation imposes a record-keeping requirement on all persons performing wire transfers of funds. Records of all transactions over $3,000 must be kept in a form accessible to subpoena for five years. Although it is unclear whether this regulation is applicable to the Company, the Company's services have been designed to be able to comply with such legislation.

     STATE MONEY TRANSMITTER REGULATIONS. Several states currently have regulations requiring registration and bonding for "money transmitters." Although the Company does not believe that these regulations are applicable to it, a significant risk exists that regulators will take the position that such regulations are applicable to the Company. While the Company is prepared to fully comply with these regulations to the extent that they are applicable and does not believe that compliance will impose a material burden on the Company's operations, there is a risk that expanding developments in this area of regulation may expose the Company to greater regulatory burdens in the future. The Company is working with key state regulators to explore suitable regulatory structures for businesses engaged in Internet commerce.

     STATE SALES AND USE TAX LAWS. The Company believes that several states are moving aggressively to tax online service providers even when they have no presence within the state. Compliance could be burdensome and require reporting that would compromise the Company's commitment to maintaining maximum user privacy. The Company is actively working with industry and regulators to address these issues.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 220 employees, 158 of whom were based in the United States. The Company anticipates that it may increase the number of its employees in its subsidiary in India but does not anticipate any increase in the number of its employees in the United States in the near future. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

RISK FACTORS

     In evaluating CyberCash and its business, investors should consider the risk factors discussed below. Among other things, the following discussion identifies important factors that could cause CyberCash's actual results to differ materially from results predicted or implied in any forward-looking statements made in this Form 10-K or elsewhere by or on behalf of CyberCash.

     LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT

     The Company is a development stage company founded in August 1994 and presently has only a limited number of financial institutions and merchants utilizing its services. The Company commercially released its Credit Card service in January 1996 and its CyberCoin service in September 1996 and only recently began several pilot projects for its PayNow Secure Electronic Check service. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their earlier stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, continue to provide enhancements to its Credit Card and CyberCoin service, further develop and commercially release its PayNow service and supporting software, successfully implement its marketing strategy, respond to competitive developments, continue to attract, retain and motivate qualified personnel, expand its management processes and capabilities, and develop and upgrade its technology. There can be no assurance that the Company will succeed in addressing these risks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

     As of December 31, 1996, the Company had an accumulated deficit of $37,714,000. Since its inception, the Company has not recognized any significant revenue. There can be no assurance that the Company's revenues will remain at current levels or increase, and the Company's ability to generate significant revenue is subject to substantial uncertainty. In addition, the Company anticipates that its operating expenses will continue to increase in the foreseeable future as it further develops its technology, releases the PayNow service, further increases its sales and marketing activities, creates and expands the distribution channels for its services and broadens its customer support capabilities. Accordingly, the Company expects to continue to incur significant operating losses on both a quarterly and an annual basis at least through 1998 and perhaps for some time thereafter. There can be no assurance that the Company will achieve or sustain profitability.

     UNCERTAINTY OF DEVELOPMENT OF MARKET

     The market for the Company's services is at an early stage of development, is rapidly evolving, and is characterized by an increasing number of market entrants who have introduced or are developing competing products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Moreover, critical issues concerning the Internet (including security, reliability, cost, ease of use and quality of service) remain unresolved and may affect growth of the use of the Internet in general and of Internet commerce in particular. The widespread adoption of the Internet for commerce will require a broad acceptance of new methods of conducting business and exchanging information. Enterprises that have invested substantial resources in other methods of conducting business have tended to be slow to adopt a new strategy that may limit or compete with their existing business. They have also had to overcome technical obstacles and develop new business models to succeed in this new environment.

     The Company intends eventually to offer its payment services principally through banks and other financial institutions. Many larger financial institutions have been reluctant to commit to involvement with Internet commerce. They have expressed concerns about the security, stability, and economic viability of Internet payment systems such as those offered by the Company. While the Company believes that some larger ones are demonstrating an increased willingness to consider offering Internet payment services, it is uncertain how many banks and other financial institutions will decide to do so, or how long before they will do so in significant numbers. If financial institutions do not begin to commit to offering Internet payment services, the Company will have to change its strategy. There is no assurance that the Company would be able to develop a successful alternative strategy.

     Consumers have also been slower to commence substantial volumes of purchases over the Internet than had been anticipated. They have demonstrated concerns about privacy and security, as well as convenience and ease of use of payment systems. While the Company believes that consumers are beginning to be more willing to use its payment services, the rate at which the services will become widely accepted remains uncertain.

     The Company's services currently require consumers to download and install the Company's Wallet software and to bind it to credit card or checking accounts. With respect to the CyberCoin service, in particular, the incentive for them to do so is largely dependent upon the number and quality of merchants that have agreed to use the CyberCoin service. Conversely, the incentive for merchants to adopt the CyberCoin service is largely dependent on the number of consumers that are equipped to use it. For the CyberCoin service to become successful, the Company will have to overcome the obstacle that this presents and there can be no assurance that it will succeed. If it cannot achieve widespread acceptance of its services by both consumers and merchants, the Company's business will be materially and adversely affected.

     For the reasons discussed above, among others, Internet commerce, and consequently the market for the Company's services, have developed more slowly than some had predicted. Although Internet commerce continues to grow, it is not known how soon, if ever, the demand for payment services will become sufficient to sustain a viable market for the Company's services. The Company's business includes services that have never existed before, which operate in a market that previously did not exist. In this regard, it is unknown whether any significant market for effecting payments by electronic check or for making low denomination cash transfers over the Internet will develop. The use of the Company's services is dependent in part upon the continued development of an infrastructure for providing adequate Internet access and the proper management of Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as adequate capacity, a reliable network backbone or timely development of complementary products, such as high speed modems. There can be no assurance that commerce over the Internet will become widespread, that a significant market for the Company's services will emerge, or that the Company's services will become generally adopted. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, the infrastructure for the Internet is not adequately developed or the Company's services do not achieve market acceptance by a significant number of individuals, businesses and financial institutions, the Company's business, financial condition and operating results will be materially and adversely affected.

     POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     Because Internet commerce is still at an early stage, the Company's revenue expectations are based almost entirely on expectations of future demand and not on actual experience. Moreover, the Company does not have relevant historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its current expectations as to future revenues and its expected development and marketing requirements. In the event market demand and revenues do not meet expectations, the Company may be unable to adjust its spending levels on a timely basis to compensate for unexpected revenue shortfalls. In addition, the Company's operating expenses increased substantially in recent periods. The Company currently anticipates that its operating expenses will remain relatively constant during 1997 as compared with 1996. Thereafter, however, operating expenses may increase as the Company continues to develop its services and technology, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities. Any material shortfall of demand for the Company's services in relation to the Company's expectations would have a material adverse effect on the Company's business and financial condition and could cause significant fluctuations in the Company's results of operations.

     The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including changes in acceptance of Internet commerce in general, demand for the Company's services, introduction or enhancement of services by the Company and its competitors, market acceptance of new services, the mix of distribution channels through which services are provided, the distribution of the Company's software to individuals, businesses and financial institutions, the timing and effectiveness of collaborative marketing and distribution efforts by the Company's strategic partners, the mix of international and North American revenues, the timing and rate at which the Company increases its expenses to support projected growth, the cost of compliance with applicable government regulations, and general economic conditions. In particular, the Company believes that quarterly operating results may fluctuate due to the timing of the adoption of the Company's services by financial institutions and transaction processors for use with their customers. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing or licensing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as any indication of future performance. Because of all of the foregoing factors, it is likely that the Company's quarterly operating results from time to time will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     COMPETITION

     The Internet payment services industry is new and rapidly evolving, resulting in a dynamic competitive environment. The Company expects competition to persist, intensify and increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. In addition, many of the Company's current or potential competitors, such as Microsoft, have broad distribution channels that may be used to bundle competing products directly to end-users or purchasers. If such competitors were to bundle competing products for their customers, the demand for the Company's services may be substantially reduced, and the ability of the Company to successfully effect the distribution of its products and the utilization of its services would be substantially diminished. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition or operating results.

     The Company competes or may compete directly or indirectly with, among others, (i) providers of digital cash, such as DigiCash bv; (ii) GC Tech, Inc., which currently is providing an Internet micropayment service in Europe; (iii) Internet credit card service providers, such as VeriFone, Inc., First Virtual Holdings, Inc., GC Tech, IBM and AT&T Corporation; (iv) banks and others which may eventually offer direct transfers of funds from checking accounts over the Internet; and (v) developers of "smart card" programs, such as Mondex. Additional competition could come from other Web browser companies and software and hardware vendors that incorporate Internet payment capabilities into their products. Further, because of the rapidly evolving nature of the industry, many of the Company's collaborative partners are current or potential competitors. In addition, current or potential competitors, including certain of the Company's collaborative partners, have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their software, products or services to compete with the Company's software and services and address the needs of the Company's prospective customers.

     Additional competition could come from Web browser companies and software and hardware vendors that incorporate Internet payment capabilities into their products. Further, because of the rapidly evolving nature of the industry, many of the Company's collaborative partners are current or potential competitors. In particular, the Company believes that Microsoft intends to actively compete in all areas of Internet and online commerce. While the Company is working with Microsoft to include support for CyberCash's payment services in Microsoft's Internet merchant software, there can be no assurance that, in the future, Microsoft will not develop its own payment system which may compete with the Company's services. See "Business -- Competition" and "Business -- Strategic Relationships."

     DEVELOPMENT OF NEW SERVICES, INDUSTRY ACCEPTANCE AND TECHNOLOGICAL CHANGE

     Substantially all of the Company's anticipated revenues will be derived from relatively small fees charged to financial institutions, businesses and individuals for transactions effected using the Company's services. Accordingly, broad acceptance of the Company's services and their use in large numbers of transactions is critical to the Company's success, as is the Company's ability to design, develop, test, introduce and support new services and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. The market for the Company's services is characterized by rapidly changing technology and evolving industry standards. The Company's services are designed around certain technical standards, and current and future sales of the Company's services will be dependent on industry acceptance of such standards. While the Company intends to provide compatibility with the standards promulgated by leading industry participants and groups, widespread adoption of a proprietary or closed standard could preclude the Company from effectively doing so. Moreover, a number of leading industry participants have announced their intention to enter into or expand their position in the market for Internet payments through the development of new technologies and standards. There can be no assurance that the Company's services will achieve market acceptance, that the Company will be successful in developing and introducing its proposed services or new services that meet changing customer needs and respond to technological changes or evolving industry standards in a timely manner, if at all, that the standards upon which the Company's services are or will be based will be accepted by the industry or that services or technologies developed by others will not render the Company's services noncompetitive or obsolete. The inability of the Company to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technology or products that renders the Company's services noncompetitive or obsolete would have a material adverse effect on the Company's business, financial condition and operating results. See "Business -- CyberCash's Technology -- System Architecture and Technology," "-- Marketing and Distribution," and "-- Research and Development."

     RISKS OF DEFECTS AND DEVELOPMENT DELAYS

     Services based on sophisticated software and computing systems often encounter development delays and the underlying software may contain undetected errors or failures when introduced or when the volume of services provided increases. The Company may experience delays in the development of the software and computing systems underlying the Company's services. In addition, there can be no assurance that, despite testing by the Company and potential customers, errors will not be found in the underlying software, or that the Company will not experience development delays, resulting in delays in the shipment of its software, the commercial release of its services or in the market acceptance of its services, each of which could have a material adverse effect on the Company's business, financial condition or operating results. See "Business -- Research and Development."

     DEPENDENCE ON KEY PERSONNEL

     The Company's performance is substantially dependent on the performance of its executive officers and key employees, most of whom have worked together for only a short period of time. The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled development teams. The Company does not have "key person" life insurance policies on any of its employees. The loss of the services of any of its key employees, particularly its founder, William N. Melton, could have a material adverse effect on the Company's business, financial condition or operating results. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of the Company to do so would have a material adverse effect on the Company's business, financial condition and operating results.

     LIMITED SALES FORCE; EVOLVING DISTRIBUTION CHANNELS

     The Company has a limited number of sales and marketing employees and does not have established distribution channels for its software or services. The Company intends to distribute its software to businesses and individuals free of charge and to effect a significant amount of its software distribution through bundling arrangements with the developers of various hardware and software vendors. In order to generate substantial revenue, the Company must achieve broad distribution of its software to individuals and businesses and secure general adoption of its services and technology. No assurance can be given as to the ability of the Company to continue to establish bundling arrangements, retain existing arrangements or to broadly distribute its software and generate sufficient demand for its services, and the inability of the Company to do so would have a material adverse effect on the Company's business, financial condition and operating results. See "Business -- Marketing and Distribution."

     DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; RISK OF INFRINGEMENT; POSSIBLE LITIGATION

     The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on copyright, trade secret and trademark law to protect its technology. The Company has no patents. The Company has applied for a United States patent on portions of its system relating to its CyberCoin and PayNow services and the Company intends to file for patents on certain other elements of existing technology and on inventions that it may make in the future. There can be no assurance that any of these patents will be granted, or that if granted such patents would survive a legal challenge to their validity, or provide meaningful levels of protection. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality and assignment agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization, or to develop similar services or technology independently. In addition, effective copyright and trade secret protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it difficult to control the ultimate destinations of the Company's services. To license its services, the Company often relies on "on-screen" licenses that are not manually signed by the end-users and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, third parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's services is difficult, particularly in the global environment in which the Company operates, and the laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition or operating results.

         On January 29, 1996, the Company received notification from the holder of a patent for which the Company holds a license of the licensor's intent to file suit and to demand arbitration in the event that the Company did not immediately enter into negotiations to resolve certain claims raised by the licensor. On April 29, 1996, the licensor sent the Company a letter stating that the licensor had terminated the license based on a purported breach by the Company. The Company has informed the licensor that the Company does not believe that any grounds for termination exist. The Company is not using the licensed technology and does not currently intend to do so. To date, no royalties have accrued under the license.

     DigiCash bv has registered the trademark "CyberCash," in the Benelux countries on an "intent-to-use" basis. The Company has not applied to register its CyberCash mark in the Benelux countries. DigiCash has filed an application, based on the Benelux registration, to register the CyberCash mark in the United States but the United States Patent and Trademark Office has issued an office action denying the registration. The Company believes it has a basis to challenge this application but, if DigiCash overcomes the USPTO's objection, its registration of the mark may create rights superior to the Company's rights in the CyberCash mark. Nevertheless, CyberCash has filed an application to register the CyberCash mark on the supplemental register of the USPTO, as well as in certain overseas jurisdictions. No assurance can be given as to the ability of the Company to secure any registration of or the right to continue to use the name and mark CyberCash nor can there be any assurance that a license to or assignment of the CyberCash name and mark would be available to the Company on reasonable terms or at all should the Company be unable to secure registration of, or the right to continue to use, the CyberCash name and mark. The prosecution of claims relating to the CyberCash mark, including the securing of an injunction preventing the Company's use of CyberCash, could have a material adverse effect on the Company's business, financial condition or operating results.

     The Company is aware of patents held by independent third parties in the area of electronic payment systems. No assurance can be given as to the applicability of such patents to the Company's services and technologies. The assertion of these patent rights, if successful, could result in substantial costs to the Company. There can be no assurance that the Company's services are not, or in the future will not be, within the scope of such patents or any other existing or future patents, and any litigation arising thereunder, even if successfully contested, could have a material adverse effect on the Company's business, financial condition or operating results. In addition, the Company from time to time has received, and may receive in the future, notices of claims of infringement of other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. If any such claims or actions are asserted, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition or operating results.

     The Company also relies on certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's software to perform key functions. In this regard, all of the Company's services incorporate data encryption and authentication technology licensed from RSA Data Security, Inc. RSA Data Security has agreed to indemnify CyberCash for any claim against the Company on the basis of proprietary rights infringement with respect to the licensed technology. CyberCash has agreed to a similar indemnity of its licensees.

      There also can be no assurance that the Company's other third party technology licenses will continue to be available to the Company on commercially reasonable terms or at all. The loss of or inability to maintain any of these technology licenses could result in delays in introduction of the Company's services until equivalent technology, if available, is identified, licensed and integrated, which could have a material adverse effect on the Company's business, financial condition or operating results. See "Business -- Proprietary Rights."

     RISKS ASSOCIATED WITH ENCRYPTION TECHNOLOGY

     A significant barrier to Internet commerce is the secure exchange of value over public networks. The Company relies on encryption and authentication technology to provide the security and authentication necessary to effect the secure exchange of value, including public key cryptography technology licensed from RSA and private key Data Encryption Standard ("DES") cryptography. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the RSA, DES or other algorithms used by the

Company to protect customer transaction data. Such a development could have a material adverse effect on the Company's business, financial condition or operating results.

     GOVERNMENT REGULATION

     The Company's operations are subject to various state and federal regulations. See "Business -- Government Regulation." Because Internet commerce in general, and the Company's services in particular, are so new, the application of many of these regulations is uncertain and difficult to interpret. The agencies responsible for the interpretation and enforcement of these regulations could amend those regulations or new interpretations of existing regulations. It is also possible that new legislation may be passed that imposes additional regulation on the Company. Any such change in the regulations applicable to the Company's business could lead to increased operating costs and could also reduce the convenience and functionality of the Company's services, possibly resulting in reduced market acceptance. In addition, if a regulatory agency or law enforcement authority should assert that the Company is failing to comply with existing regulations, the costs of responding to such a challenge could result in significant drains on the Company's financial and management resources, which could have a material adverse effect on the Company's business, financial condition or operating results.

     Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and increase the Company's cost of doing business or, could otherwise have a material adverse effect on the Company's business, financial condition or operating results.

     All of the Company's services utilize encryption technology, the export of which is regulated by the U.S. government. The Company has obtained authority to export the encryption technology in its Wallet and CashRegister software worldwide, except to Libya, Syria, Cuba, North Korea, Sudan, Iraq and Iran. This authority may be revoked or modified at any time, however, for any particular jurisdiction or in general. The Company also intends to apply for an export license covering the encryption technology in its gateway server software. There can be no assurance, however, that such a license will be obtained. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute its software outside of the United States or electronically. While the Company takes precautions against unlawful exportation of its software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of its software. Moreover, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of the Company's software, new legislation or regulation could have a material adverse effect on the Company's business, financial condition or operating results.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     The Company currently anticipates that its available cash resources combined with funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next twelve to fifteen months. Thereafter, if the Company has not commenced to generate significant revenues, it will need to raise additional funds. The Company is currently exploring the feasibility of raising additional equity capital to provide working capital after the end of 1997 if its revenues do not increase and also to enable it to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If the Company does raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, the

Company may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     MANAGEMENT OF GROWTH

     The Company requires an effective planning and management process in order to be positioned to fully exploit the emerging demand for Internet payment services. The Company's rapid growth has placed a significant strain on the Company's managerial, operational and financial resources. As of December 31, 1996, the Company had grown to 220 employees from 65 employees on December 31, 1995. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to train and manage its employee base. Further, the Company is required and will continue to be required to manage multiple relationships among various financial institutions, merchants, transaction processors, strategic partners, technology distributors and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's current or future operations or that Company management will be able to effectively manage this expansion and still achieve the rapid execution necessary to fully exploit the market window for the Company's Internet payment services in a timely and cost-effective manner. There also can be no assurance that the Company will be able to successfully compete against the significantly more extensive and well-funded sales and marketing and research and development operations of the Company's competitors. The Company's future operating results will depend on its ability to secure and manage new distribution channels to reach a greater number of merchants and consumers, continue to develop enhancements for its services, and expand its support organization commensurate with the increasing use of its technology. Further, the Company has a significant number of employees located in India working through the Company's development subsidiary, and the Company expects that the number of employees located in India will increase. If the Company is unable to manage growth effectively or integrate operations domestically and in India or achieve the rapid execution necessary to fully exploit the market window for the Company's services in a timely and cost-effective manner, the Company's business, operating results and financial condition will be materially adversely affected.

     RISK OF LOSS FROM RETURNED TRANSACTIONS, MERCHANT FRAUD OR ERRONEOUS TRANSMISSIONS

     The Company currently utilizes two principal fund transfer systems: the automated clearing house ("ACH") system for electronic fund transfers and the national credit card systems (e.g., MasterCard, Visa, American Express and Discover) for electronic credit card settlements. In its use of these established payment systems, the Company may bear some of the credit risks normally assumed by other users of these systems arising from returned transactions caused by unauthorized use, disputes, theft or fraud. The Company also may bear some risk of merchant fraud and transmission errors if it is unable to have erroneously transmitted funds returned by an unintended recipient. In addition, the agreement between the Company's users of its services for allocation of these risks will be in electronic form, and while digitally signed, will not be manually signed and hence may not be enforceable. Finally, the Company may be subject to merchant fraud, including such actions as inputting false sales transactions or false credits. The Company intends to manage all of these risks through risk management systems, internal controls and system security. There can be no assurance that the Company's risk management practices or reserves will be sufficient to protect the Company from returned transactions, merchant fraud or erroneous transmissions which could have a material adverse effect on the Company's business, financial condition or operating results.

     The Company is currently testing technology that would provide means other than the ACH system by which consumers can access their checking accounts via the Internet. This technology has the promise of being more efficient, less costly, and more secure than the ACH system. There is, however, no assurance that the Company will be successful in the current effort, or, if it is successful, that the new approaches it is seeking to develop will prove cost-effective or will meet with market acceptance.

     SYSTEM INTERRUPTION AND SECURITY RISKS; POTENTIAL LIABILITY AND LACK OF INSURANCE

     The Company's operations are dependent on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond the Company's control. Most of the Company's computer equipment, including its processing equipment, are currently located at a single site. There can be no assurance that the Company's existing and planned precautions of redundant systems, regular data backups and other procedures are adequate to prevent any significant system outage or data loss. Consequently, unanticipated problems may cause such failures or losses. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by its customers or other Internet users. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition or operating results. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the individuals, businesses and financial institutions utilizing the Company's services, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. Persistent problems continue to affect public and private data networks. For example, in a number of networks, hackers have bypassed firewalls and misappropriated confidential information. In addition, while the Company attempts to be careful with respect to the employees it hires and maintain controls through software design, security systems and accounting procedures to prevent unauthorized employee access to user accounts, it is possible that, despite such safeguards, an employee of the Company could divert users' funds while they are in the control of the Company, which would also expose the Company to a risk of loss or litigation and possible liability to users. The Company attempts to limit its liability to customers, including liability arising from the failure of the security features contained in the Company's system and services, through contractual provisions. However, there can be no assurance that such limitations will be enforceable. The Company currently does not have product liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all.

     RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

     A component of the Company's strategy is its planned expansion into international markets. To date, the Company has limited experience in developing localized versions of its services and marketing and distributing its services internationally. There can be no assurance that the Company will be able to successfully market, sell and deliver its services in these markets. In addition, there are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition or operating results.

     BANK FAILURE; LIMITATION ON ACCESS TO FUNDS

     Some of the Company's services involve holding funds in the user's Wallet in financial institutions. These funds are held in accounts by the Company as agent for its customers. The Company will place funds only in banks which are subject to state or federal regulation (or the non-U.S. equivalent), are insured by the Federal Deposit Insurance Corporation and are believed by the Company to be financially sound. Such regulatory and deposit insurance protection may not be available for foreign accounts. Even if deposit insurance is available, such insurance may not fully cover amounts held on behalf of the user. Furthermore, the Company believes that because the user funds are held in a fiduciary or trust capacity by the Company, they would not be subject to the claims of the Company's creditors or a bankruptcy trustee. There can be no assurance, however, that should there be a failure of a financial institution in which the Company has placed user funds, or should a creditor or trustee of a user or of the Company seek control over an agency account containing user funds, that the Company would not be subject to litigation and possibly liability to users. The Company does not have insurance to protect against certain of these risks, and there is no assurance that such insurance will become available, or if made available, would be affordable to the Company.

     DEPENDENCE ON THE INTERNET

     The Company's operating performance depends in large part on the emergence of the Internet as a widely-used commercial marketplace. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure (e.g., reliable network backbone), untimely development of complementary products (e.g., high speed modems), delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. In addition, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by such potential growth. Because global commerce on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition will be materially adversely affected.

         EXTREME VOLATILITY OF STOCK PRICE AND RISK OF LITIGATION

     The Company's Common Stock price has been extremely volatile and has experienced substantial and sudden fluctuations, particularly as a result of announcements by the Company and its competitors, changes in financial estimates by securities analysts and announcements with respect to the industry generally. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many high technology companies, particularly Internet-related companies, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

         CONCENTRATION OF STOCK OWNERSHIP

     As of February 14, 1997, the directors, executive officers and their respective affiliates beneficially owned approximately 38.5% of the outstanding Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

         SHARES ELIGIBLE FOR FUTURE SALE

     Of the 10,717,178 shares of the Company's Common Stock outstanding as of February 14, 1997, 4,759,458 shares are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), unless such shares are purchased by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act ("Affiliates"). The remaining 5,957,720 shares of Common Stock held by stockholders are either "restricted securities" as that term is defined in Rule 144 under the Securities Act or securities held by Affiliates (collectively, the "Restricted Shares"). Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. As a result of the provisions of Rules 144 and 701, these Restricted Shares are eligible for sale from time to time upon expiration of their respective one-year holding periods. In addition, as of February 14, 1997, 1,335,276 shares of the Company's Common Stock were issuable upon the exercise of stock options outstanding and 150,000 shares were issuable upon exercise of a conditional warrant.

     EFFECTS OF CERTAIN CHARTER AND BYLAW PROVISIONS

     The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. Certain provisions of the Company's Bylaws, the issuance of preferred stock, certain provisions in the Certificate of Incorporation, the staggered Board of Directors as well as applicable provisions of Delaware law could have a depressive effect on the Company's stock price or discourage a hostile bid in which stockholders could receive a premium for their shares. In addition, these provisions could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, or delay, prevent or deter a merger, acquisition, tender offer or proxy contest for the Company.

ITEM 2.   PROPERTIES

     The Company leases its principal facilities totaling approximately 43,650 square feet in Reston, Virginia, and approximately 22,400 square feet in Redwood City, California together with smaller facilities in Mission, Kansas, North Olmstead, Ohio, Melville, New York, Nashville, Tennessee and Bangalore, India. Leases on 3,297 square feet of the Reston, Virginia space expire in April 1999, with 7,740 square feet expiring in December 2000, 5,642 square feet expiring in June 2001, 1,040 square feet expiring in January 2002 and 25,926 square feet expiring in March 2003. The lease on the Redwood City, California space expires in May 1998. The Company believes that its existing Reston, Virginia facilities will be adequate through at least 1997, that its existing Redwood City, California facilities will be adequate through at least May 1998 and that sufficient additional space will be available thereafter as needed on terms acceptable to the Company.

     The Company's processing facilities are presently located at a single site. Payment system processing is done on redundant systems with frequent data backups. The system is physically housed in a secured, climate-controlled room within the Company's secured facilities. The Company intends to deploy geographically redundant systems to protect against system outage due to regional natural disasters or system failures, such as power outages or telephone system failures. The Company's systems are protected by an uninterruptible power supply system which the Company intends to augment with an emergency generating system for use during sustained power outages. The system presently has the capacity to process a substantially greater volume of transactions than are currently being received, or are projected to be received, within the reasonable future. The Company has telecommunications links to the Internet through two independent systems with a provision for a dial-line backup if both primary and secondary systems fail simultaneously.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings as of December 31, 1996. However, on January 29, 1996, the Company received notification from the holder of a patent for which the Company holds a license of the licensor's intent to file suit and to demand arbitration in the event that the Company did not immediately enter into negotiations to resolve certain claims raised by the licensor. On April 29, 1996, the licensor sent the Company a letter stating that the licensor had terminated the license based on a purported breach by the Company. The Company has informed the licensor that the Company does not believe that any grounds for termination exist. The Company is not using the licensed technology and does not currently intend to do so. To date, no royalties have accrued under the license.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of February 14, 1997:

Name                                Age     Position
----                                ---     --------

William N. Melton                   54      President and Chief Executive Officer

Bruce G. Wilson                     49      Executive Vice President, Revenue and Corporate Growth

Denis Yaro                          43      Executive Vice President, Products and Operations

Jeffrey S. Irby                     38      Vice President, Sales and Marketing

Stephen D. Crocker                  52      Chief Technology Officer

James J. Condon                     40      Chief Financial Officer

Russell B. Stevenson, Jr.           55      Secretary and General Counsel

     William N. Melton, a founder of the Company, has served as a member of the Company's Board of Directors and as its President and Chief Executive Officer since the Company's inception in August 1994. Mr. Melton founded VeriFone, Inc., a transaction automation company, in 1981 and was a director of VeriFone from 1981 until 1996. He served as President and Chief Executive Officer of VeriFone from 1981 until 1986, and served as its Chairman of the Board from 1986 until 1992. Mr. Melton was a founding investor of Transaction Network Services, Inc., a transaction network communications company, and continues to serve on its Board of Directors. Mr. Melton is also a director of America Online, Inc., an online services company.

     Bruce G. Wilson, a founder of the Company, has served as its Executive Vice President, Revenue and Corporate Growth since May 1996; Chief Operating Officer from the Company's inception in August 1994 to May 1996; Treasurer from inception until December 1995; Chief Financial Officer from inception until December 1995; and Secretary from inception until April 1995. Prior to joining the Company, Mr. Wilson held a number of executive positions at NYNEX, a telecommunications company, including Vice President, Electronic Funds Transfer Systems of NYNEX's Information Solutions Group and Vice

President, Sales and Marketing of its Computer Services Group. Mr. Wilson is a member of the Board of Directors and the Executive Committee of the Electronic Funds Transfer Association.

     Denis Yaro has served as the Company's Executive Vice President, Products and Operations since June 1996, and Vice President, Product Development from January 1996 until June 1996. Prior to joining the Company, Mr. Yaro was Vice President and General Manager of Enterprise Management Products at SunSoft and Vice President and General Manager of SunConnect, both business units of Sun Microsystems, Inc.

     Jeffrey S. Irby has served as the Company's Vice President, Sales and Marketing since January 1997, and Vice President and General Manager of its Credit Card Service from August 1996 until January 1997. Prior to joining the Company, Mr. Irby was with the consulting firm KPMG Peat Marwick L.L.P. since May 1994, where he co-founded KPMG's Center of Excellence for Electronic Financial Services, a dedicated practice focused on helping bankers serve as commerce facilitators in the on-line environment. From 1991 to May 1994, he was First Vice President of Michigan National Bank, where he served as Retail Group Product Manager and Director of Retail Distribution.

     Stephen D. Crocker, a founder of the Company, has served as its Chief Technology Officer since June 1996 and as its Senior Vice President of Technology from the Company's inception to June 1996. From December 1986 to August 1994, Dr. Crocker was Vice President of Trusted Information Systems, a computer network and security company and he was a program manager from 1971 to 1974 in the United States Department of Defense's Advanced Research Projects Agency (ARPA). He has served as a member of the Internet Architecture Board and as the area director for security in the Internet Engineering Task Force.

     James J. Condon has agreed to become the Company's Chief Financial Officer beginning on March 17, 1997. Mr. Condon has been with the consulting firm of KPMG Peat Marwick L.L.P. since October 1995, where he is Director of Performance Improvement Services for the information, communications and entertainment industries. From 1991 to 1995, he was with Legent Corporation as its Corporate Vice President, Financial Planning and Administration and previously as Vice President, Operations of its customer support and development divisions.

     Russell B. Stevenson, Jr. has served as General Counsel and Secretary of the Company since April 1996. Prior to joining the Company, Mr. Stevenson was a partner in the law firm of Ballard Spahr Andrews & Ingersoll from 1993 to 1996 and a partner in Pepper Hamilton & Scheetz from 1989 to 1993.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     CyberCash's common stock is traded on the Nasdaq National Market under the symbol "CYCH". The following table sets forth the high and low sales prices for the Company's common stock for the indicated periods during 1996, as reported by the Nasdaq National Market. The Company completed its initial public offering in February 1996 at a price of $17.00 per share. On February 14, 1997, the closing price of the Company's common stock as reported by the Nasdaq National Market was $13 1/16 per share. As of February 14, 1997, there were 201 holders of record of the common stock.

                                          Sales Prices
                                            Per Share
                                     ------------------------
                                        High          Low
                                     -----------    ---------
February 15, 1996 to
 March 31, 1996                      $64.50         $24.50
Second Quarter                        64.75          28.75
Third Quarter                         54.75          23.50
Fourth Quarter                        40.50          20.75


     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     On February 21, 1996, the Company sold 976,540 shares of common stock to SOFTBANK Holdings, Inc. for $15.81 per share in a private placement transaction pursuant to Section 4(2) of the Securities Act. The Company received an aggregate of $15,439,097 from this sale of common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following consolidated statements of operations data for the period from the Company's inception (August 29, 1994) through December 31, 1994, for the years ended December 31, 1995 and 1996 and for the period from August 29, 1994 through December 31, 1996 and the following consolidated balance sheet data at December 31, 1995 and 1996 are derived from, and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical operating results are not necessarily indicative of future operating results.

                                       PERIOD FROM                                                       PERIOD FROM
                                     AUGUST 29, 1994                                                   AUGUST 29, 1994
                                     (INCEPTION) TO            YEAR ENDED          YEAR ENDED           (INCEPTION) TO
                                       DECEMBER 31,           DECEMBER 31,         DECEMBER 31,           DECEMBER 31,
STATEMENTS OF OPERATIONS DATA:            1994                    1995                 1996                  1996
                                    ------------------    ------------------    -----------------     -----------------
Revenues                            $        --           $        --            $                      $
                                                                                          127,439              127,439
Costs and expenses:

  Research and development                    920,951              5,648,052            14,900,156          21,469,159
  Sales and marketing                          56,200              1,772,365             9,414,656          11,243,221
  General and administrative                  190,627              2,728,673             4,564,644           7,483,944
                                    ------------------    ------------------    ------------------    -----------------
Loss from operations                      (1,167,778)           (10,149,090)          (28,752,017)         (40,068,885)
Interest income                                14,284                142,895             2,197,276           2,354,455
                                    ------------------    ------------------    ------------------    -----------------
Net loss                            $     (1,153,494)     $     (10,006,195)     $    (26,554,741)      $  (37,714,430)
                                    ==================    ==================    ==================    =================
Net loss per share                  $           (.29)     $           (2.50)     $          (2.77)
                                    ==================    ==================    ==================

Weighted average shares
outstanding                                 4,002,074              4,002,074             9,585,418
                                    ==================    ==================    ==================



                                                 DECEMBER 31,       DECEMBER 31,
                                                     1995               1996
                                             -------------------   ----------------
BALANCE SHEET DATA:

  Working capital                             $      3,428,842    $   31,902,359
  Total assets                                       7,386,224        41,050,081
  Total liabilities                                  2,273,022         2,940,595
  Redeemable convertible preferred stock            16,094,692           --
  Deficit accumulated during the
     development stage                             (11,159,689)      (37,714,430)
  Stockholders' equity (deficit)                   (10,981,490)       38,109,486

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future period. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Information on risks facing the Company is discussed under the caption "Risk Factors" in Item 1.

OVERVIEW

     CyberCash is a leading provider of Internet payment processing services to financial institutions in the United States and abroad. The Company's suite of Internet payment services features the electronic counterparts to cash, credit cards and checks.

RESULTS OF OPERATIONS

     GENERAL

     Since its inception in August 1994, CyberCash has undertaken a program to develop and expand the services that it offers. The Company invested in designing and developing its services and network operations capacities and in establishing and expanding its sales and marketing capabilities. These efforts continue in preparation for and anticipation of the growth in Internet commerce that the Company expects will create a substantial market for Internet payment services. The Company also has made significant investments in computers, networking systems and telecommunications equipment. Largely as a result of the expenses associated with these efforts, the Company's operating expenses have increased each year since its inception. The Company's operating expenses were $1,168,000, $10,149,000 and $28,879,000 for the period from August 29, 1994
(inception) to December 31, 1994, and for the years ended December 31, 1995 and 1996, respectively. The Company recorded net losses of $1,153,000, $10,006,000 and $26,555,000 for the period from August 29, 1994 (inception) to December 31, 1994, and for the years ended December 31, 1995 and 1996, respectively. The Company believes it will continue to incur losses at least through 1998, and there can be no assurance when it will achieve profitability, if ever.

     The Company's business model is based principally on receiving transaction processing fees and license fees from financial institutions and transaction processors. CyberCash expects to receive per-transaction fees from the following: (i) financial institutions that offer CyberCoin processing services and technology to their merchants and consumer customers to enable small denomination payments over the Internet; (ii) credit card processors that provide transaction processing to merchants through credit card acquiring banks; and (iii) financial institutions and billing service companies that provide payment services over the Internet through the PayNow service. The Company anticipates in the future receiving per-transaction fees from financial institutions that process transactions through the Automated Teller Machine networks using the Digital Debit Card service. In addition, the Company anticipates receiving fees from licensing its gateway server software to companies that are providing their own credit card transaction processing. To facilitate the wide adoption of the Company's services, the Company currently distributes its merchant and consumer software free of charge through a variety of distribution channels.

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues

     The Company's revenues for the year ended December 31, 1996 were $127,000. Substantially all of the revenue was derived from transaction processing and connection fees for Secure Credit Card services and consulting services. The Company commercially released its Secure Credit Card service in January 1996 and its CyberCoin service in September 1996. As of December 31, 1996, CyberCash had approximately 330 merchants using the Company's services. The Company anticipates that there will be significant competition for secure credit card services on the Internet. Accordingly, the Company anticipates that the CyberCoin and PayNow services will be the principal contributors to the Company's overall profitability, although there can be no assurance that the Company will become profitable. The Company had no revenues in the year ended December 31, 1995.

     Operating Expenses

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of the Company's software, services and technologies. Research and development expenses increased $9,252,000 from $5,648,000 for year ended December 31, 1995 to $14,900,000 for the year ended December 31, 1996. Research and development expenses increased in 1996 as a result of the Company implementing its first-year growth strategy of commercially releasing its Secure Credit Card and CyberCoin services; introducing its PayNow service, as well as developing and refining methods for efficient connection into existing banking and financial networks for transaction and payment processing; and continuing to develop and provide open payment solutions that are easy to adopt and that interoperate with a wide variety of hardware and software platforms. In order to meet its growth strategy, during 1996 the Company substantially increased the number of employees engaged in development and increased expenditures for outside consultants. The Company believes that significant continuing investments in research and development will be required to remain competitive. However, the Company does not intend during 1997 to increase significantly its resources devoted to software development. To date, all of the Company's software development costs have been expensed as incurred. The Company will continue to expense research and development costs until the recoverability of such costs through future benefits can be demonstrated.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $7,643,000 from $1,772,000 for the year ended December 31, 1995 to $9,415,000 for the year ended December 31, 1996. The increases were due principally to the addition of the sales and marketing personnel necessary to accomplish the Company's objective of maintaining its position as a leading provider of Internet payment services. During 1996, sales and marketing focused on key elements of the Company's strategy, including the following objectives: introducing the CyberCoin service and continued promotion of the Secure Credit Card service; entering into strategic relationships to promote a significant volume of Internet commerce; devoting substantial efforts to developing technology and marketing relationships with companies that are engaged in providing technology for facilitating electronic commerce; and providing a high level of service and support to its customers. The Company anticipates that its sales and marketing expenses will continue to be significant as it commercially releases its PayNow service, continues to promote its Secure Credit Card and CyberCoin services and seeks to expand its relationships with financial institutions and other Internet participants.

     General and Administrative. General and administrative expenses consist primarily of compensation expense and fees for professional services and other expenses associated with the general management and administration of the Company. General and administrative expenses increased $1,836,000 from $2,729,000 for the year ended December 31, 1995 to $4,565,000 for the year ended December 31, 1996. This increase primarily reflects the addition of personnel and increased professional services in the areas of human resources, finance, legal and administration. The Company anticipates that its general and administrative expenses will continue to be significant as it continues to develop and expand its operations.

     Interest Income

     Interest income increased $2,054,000 from $143,000 for the year ended December 31, 1995 to $2,197,000 for the year ended December 31, 1996 due to interest income earned on invested proceeds from the Company's initial public offering and concurrent private placement on February 15, 1996.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     The financial results for the period from August 29, 1994 (inception) to December 31, 1994 relate to the Company's initial organization, licensing and software development activities. The Company does not believe that the operating results from this period provide meaningful comparisons to subsequent periods.

     Revenues

     From August 29, 1994 (inception) to December 31,1995, the Company did not recognize any revenue.

     Operating Expenses

     Research and Development. Research and development expenses increased $4,727,000 from $921,000 for the period from inception to December 31, 1994 to $5,648,000 for the year ended December 31, 1995. The increase is due to software development activities related to the development and pilot release of the Secure Credit Card service.

     Sales and Marketing. Sales and marketing expenses increased $1,716,000 from $56,000 for the period from inception to December 31, 1994 to $1,772,000 for the year ended December 31, 1995. The increase is primarily related to establishing relationships with financial institution, merchants and consumers, as well as promoting the pilot release of the Secure Credit Card service.

     General and Administrative. General and administrative expenses increased $2,538,000 from $191,000 for the period from inception to December 31, 1994 to $2,729,000 for the year ended December 31, 1995. The increase is due to the addition of personnel and increased professional services in the areas of human resources, finance, legal and administration.

     Interest Income

     Interest income increased $129,000 from $14,000 for the period from inception to December 31, 1994 to $143,000 for the year ended December 31, 1995 due to interest income earned on invested proceeds from the Company's private placements of Preferred Stock in October 1994 and August and September 1995.

INCOME TAXES

      As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $28,533,000. These carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes resulting from the Company's redeemable convertible preferred stock financing and initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents of $33,687,000 compared to $5,295,000 at December 31, 1995. The increase in cash and cash equivalents of $28,392,000 was obtained from the Company's initial public offering and concurrent private placement which together resulted in net cash proceeds of $58,274,000; the sale of Common Stock through the Employee Stock Purchase Plan and the exercise of stock options for a total exercise price of $726,000; the receipt of $278,000 from a receivable from the sale of Common Stock offset by accrued interest of $61,000; an increase in accounts payable and accrued expenses of $525,000 due to higher accrued employee benefits resulting from a significant increase in employees in 1996; and an increase in other liabilities of $142,000. This increase to cash and cash equivalents was reduced by a net loss of $26,555,000 which was offset by non-cash expenses of $1,766,000 for depreciation and compensation expense related to stock options; capital expenditures of $5,407,000; an increase in restricted cash of $250,000 to secure corporate credit cards; an increase in accounts receivable of $152,000; an increase in other assets of $807,000 primarily related to the Company's office facilities; and the effect of exchange rates of $87,000.

     Although Internet commerce has been slower to develop than originally expected, the Company currently anticipates that its available cash resources combined with future cash flows from operations will be sufficient to meet its presently anticipated cash needs, including working capital, the acquisition of software licenses and other capital expenditures for at least twelve to fifteen months. In addition, the Company has the flexibility to reduce its discretionary costs and expenditures. Thereafter, the Company may need to raise additional funds through debt and/or equity financing. The Company's estimates of its cash requirements are based on its budget forecasts as they currently exist, and depend on assumptions about future events, including revenue assumptions. There is no assurance that these assumptions will prove true, and the Company's actual cash requirements could exceed its current estimates. The Company may need to raise additional funds sooner than anticipated in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If the Company does raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results. See "Business -- Risk Factors -- Future Capital Needs; Uncertainty of Additional Financing."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
CyberCash, Inc.

We have audited the accompanying consolidated balance sheets of CyberCash, Inc. (a development stage company) as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from August 29, 1994 (inception) to December 31, 1994, the years ended December 31, 1995 and 1996 and for the period from August 29, 1994 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberCash, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the period from August 29, 1994 (inception) to December 31, 1994, the years ended December 31, 1995 and 1996 and for the period from August 29, 1994 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

                                                  /s/  ERNST & YOUNG LLP

Vienna, Virginia
January 23, 1997

                                 CYBERCASH, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                                        1995            1996
                                                                                   ------------     ------------
                             ASSETS
Current assets:

   Cash and cash equivalents                                                       $  5,294,622     $ 33,687,076
   Restricted cash                                                                         --            250,000
   Accounts receivable                                                                     --            151,765
   Prepaid expenses and other current assets                                            399,515          694,062
                                                                                   ------------     ------------
         Total current assets                                                         5,694,137       34,782,903

Property and equipment, net                                                           1,566,918        5,629,664
Deposits                                                                                125,169          637,514
                                                                                   ------------     ------------

        Total assets                                                               $  7,386,224     $ 41,050,081
                                                                                   ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Accounts payable                                                                $  1,153,053     $  1,263,923
   Accrued bonus and employee benefits                                                  354,034        1,067,025
   Other accrued expenses                                                               758,208          459,596
   Deferred revenue                                                                        --             90,000
                                                                                   ------------     ------------
        Total current liabilities                                                     2,265,295        2,880,544


Deferred rent                                                                             7,727           60,051
                                                                                   ------------     ------------
       Total liabilities                                                              2,273,022        2,940,595

Commitments

Redeemable convertible Preferred Stock, $.001 par value; 9,763,637 shares authorized :

  Series A Preferred Stock, 2,500,000 shares designated, issued and
      outstanding at December 31, 1995                                                5,000,000             --
  Series B Preferred Stock, 2,381,819 shares designated; 2,200,000
      shares issued and outstanding at December 31, 1995                             11,003,783             --
  Series B Preferred Stock warrants                                                      90,909             --
                                                                                   ------------     ------------
                                                                                     16,094,692             --
Stockholders' equity (deficit):

  Common Stock, $.001 par value; 25,000,000 shares authorized, 2,062,500 shares issued and outstanding as of December 31, 1995 and 10,732,262 issued and
    10,712,262 outstanding as of December 31, 1996                                        2,063           10,732
  Additional paid-in capital                                                          1,981,843       77,201,462
  Deficit accumulated during the development stage                                  (11,159,689)     (37,714,430)
  Treasury stock, 20,000 shares at December 31, 1996                                       --           (120,000)
  Receivable from sale of Common Stock                                               (1,156,908)        (820,233)
  Foreign currency translation                                                             --            (87,569)
  Unearned compensatory stock options                                                  (648,799)        (360,476)
                                                                                   ------------     ------------
Total stockholders' equity (deficit)                                                (10,981,490)      38,109,486
                                                                                   ------------     ------------
Total liabilities and stockholders' equity (deficit)                               $  7,386,224     $ 41,050,081
                                                                                   ============     ============

                 See notes to consolidated financial statements.


                                 CYBERCASH, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                            PERIOD FROM                                               PERIOD FROM
                          AUGUST 29, 1994                                           AUGUST 29, 1994
                          (INCEPTION) TO      YEAR ENDED         YEAR ENDED         (INCEPTION) TO
                           DECEMBER 31,       DECEMBER 31,       DECEMBER 31,         DECEMBER 31,
                               1994               1995                1996               1996
                          ---------------   ---------------    ----------------    ---------------
Revenues                  $      --         $      --          $      127,439      $     127,439

Costs and expenses:

  Research and
    development                 920,951         5,648,052          14,900,156         21,469,159
  Sales and marketing            56,200         1,772,365           9,414,656         11,243,221
  General and
    administrative              190,627         2,728,673           4,564,644          7,483,944
                          ---------------   ---------------    ----------------    ---------------
Loss from operations         (1,167,778)      (10,149,090)        (28,752,017)       (40,068,885)
Interest income                  14,284           142,895           2,197,276          2,354,455
                          ---------------   ---------------    ----------------    ---------------
Net loss                  $  (1,153,494)    $ (10,006,195)     $  (26,554,741)     $ (37,714,430)
                          ===============   ===============    ================    ===============
Net loss per share        $        (.29)    $       (2.50)     $        (2.77)
                          ===============   ===============    ================
Weighted average shares
  outstanding                 4,002,074         4,002,074           9,585,418
                          ===============   ===============    ================

                 See notes to consolidated financial statements.

                                 CYBERCASH, INC.

                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                     DEFICIT                        RECEIVABLE
                                                                                   ACCUMULATED                         FROM
                                             COMMON STOCK            ADDITIONAL      DURING THE                       SALE OF
                                        -----------------------       PAID-IN       DEVELOPMENT       TREASURY        COMMON
                                         SHARES        AMOUNT         CAPITAL          STAGE            STOCK          STOCK
                                        ----------    ---------    ------------    --------------   ------------   ------------
Initial issuance of Common Stock        1,450,000     $  1,450     $   143,550     $    --          $   --         $  (29,400)
Issuance of Common Stock purchase
  rights                                   --            --             11,250          --              --             --
Net loss                                   --            --            --            (1,153,494)        --             --
                                       -----------    ---------    ------------    --------------   ------------   ------------
Balance at December 31, 1994            1,450,000        1,450         154,800       (1,153,494)        --            (29,400)
Accretion of Series B Preferred Stock      --            --           (65,750)          --              --             --
Repayment of receivable from
  sale of Common Stock                     --            --            --               --              --              14,700
Accrued interest on receivable from
  sale of Common Stock                     --            --            --               --              --            (12,208)
Compensation expense in connection
  with issuance of stock options           --            --            752,156          --              --             --
Exercise of Common Stock purchase
  rights                                  112,500          113          11,137          --              --             --
Exercise of Common Stock options          500,000          500       1,129,500          --              --         (1,130,000)
Net loss                                   --            --            --           (10,006,195)        --             --
                                       -----------    ---------    ------------    --------------   ------------   ------------
Balance at December 31, 1995            2,062,500        2,063       1,981,843      (11,159,689)        --         (1,156,908)
Initial public offering and concurrent
  private placement, net of expenses    3,736,540        3,737      58,270,385          --              --             --
Common stock issued in connection
  with conversion of Series A and B
  Preferred Stock                       4,700,000        4,700      15,999,083          --              --             --
Common Stock issued in connection
  with the exercise and subsequent
  conversion of Series B Preferred
  Stock warrants                          128,342          128          90,781          --              --             --
Exercise of Common Stock options           81,431           82         386,887          --              --             --
Common Stock issued in connection
  with Employee Stock Purchase Plan        23,449           22         338,815          --              --             --
Treasury stock received in
  satisfaction of receivable from
  sale of Common Stock                     --            --            --               --            (120,000)        --
Repayment of receivable from
  sale of Common Stock                     --            --            --               --              --             398,070
Accrued interest on receivable from
  sale of Common Stock                     --            --            --               --              --            (61,395)
Compensation expense in connection
  with stock options                       --            --            133,668          --              --             --
Amortization of deferred compensation      --            --            --               --              --             --
Foreign currency translation
  adjustment                               --            --            --               --              --             --
Net loss                                   --            --            --           (26,554,741)        --             --
                                       ===========    =========    ============    ==============   ============   ============
Balance at December 31, 1996           10,732,262     $ 10,732     $77,201,462     $(37,714,430)    $ (120,000)    $ (820,233)
                                       ===========    =========    ============    ==============   ============   ============



                                                           UNEARNED          TOTAL
                                           FOREIGN       COMPENSATORY     STOCKHOLDERS'
                                           CURRENCY          STOCK           EQUITY
                                          TRANSLATION       OPTIONS        (DEFICIT)
                                         ------------   ---------------   ---------------
Initial issuance of Common Stock         $   --         $     --          $      115,600
Issuance of Common Stock purchase
  rights                                     --               --                  11,250
Net loss                                     --               --             (1,153,494)
                                         ------------   ---------------   ---------------
Balance at December 31, 1994                 --               --             (1,026,644)
Accretion of Series B Preferred Stock        --               --                (65,750)
Repayment of receivable from
  sale of Common Stock                       --               --                  14,700
Accrued interest on receivable from
  sale of Common Stock                       --               --                (12,208)
Compensation expense in connection
  with issuance of stock options             --              (648,799)           103,357
Exercise of Common Stock purchase
  rights                                     --               --                  11,250
Exercise of Common Stock options             --               --                --
Net loss                                     --               --            (10,006,195)
                                         ------------   ---------------   ---------------
Balance at December 31, 1995                 --              (648,799)      (10,981,490)
Initial public offering and concurrent
  private placement, net of expenses         --               --              58,274,122
Common stock issued in connection
  with conversion of Series A and B
  Preferred Stock                            --               --              16,003,783
Common Stock issued in connection
  with the exercise and subsequent
  conversion of Series B Preferred
  Stock warrants                             --               --                  90,909
Exercise of Common Stock options             --               --                 386,969
Common Stock issued in connection
  with Employee Stock Purchase Plan          --               --                 338,837
Treasury stock received in
  satisfaction of receivable from
  sale of Common Stock                       --               --               (120,000)
Repayment of receivable from
  sale of Common Stock                       --               --                 398,070
Accrued interest on receivable from
  sale of Common Stock                       --               --                (61,395)
Compensation expense in connection
  with stock options                         --               --                 133,668
Amortization of deferred compensation        --                288,323           288,323
Foreign currency translation
  adjustment                                (87,569)          --                (87,569)
Net loss                                     --               --            (26,554,741)
                                         ============   ===============   ===============
Balance at December 31, 1996             $  (87,569)    $    (360,476)    $ (38,109,486)
                                         ============   ===============   ===============


                See notes to consolidated financial statements..

                                 CYBERCASH, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    PERIOD FROM
                                                                  AUGUST 29, 1994
                                                                  (INCEPTION) TO      YEAR ENDED         YEAR ENDED
                                                                   DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                       1994               1995                1996
                                                                  ---------------   ---------------    ----------------
OPERATING ACTIVITIES
Net loss                                                         $    (1,153,494)    $ (10,006,195)      $(26,554,741)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation                                                         13,167           343,634          1,343,832
     Accrued interest on receivable from sale of
          Common Stock                                                   --                (12,208)           (61,395)
     Issuance of Common Stock and warrants for services                   26,850           --                  --
     Issuance of compensatory stock options                              --                103,357             --
     Compensation expense related to stock options                       --                --                 421,991
     Changes in operating assets and liabilities:
          Restricted cash                                                --                --                (250,000)
          Accounts receivable                                            --                --                (151,765)
          Prepaid expenses and other current assets                      (10,739)         (388,776)          (294,547)
          Deposits                                                       (11,089)         (114,080)          (512,345)
          Accounts payable and accrued expenses                          199,545         2,065,750            525,249
          Deferred revenue                                               --                --                  90,000
          Deferred rent                                                  --                  7,727             52,324
          Due to related parties                                         179,446          (179,446)            --
                                                                 ----------------   ---------------    ---------------
                 Net cash used in operating activities                  (756,314)       (8,180,237)       (25,391,397)

INVESTING ACTIVITIES
Purchases of property and equipment                                     (237,008)       (1,686,711)        (5,406,578)
                                                                 ----------------   ---------------    ---------------
                 Net cash used in investing activities                  (237,008)       (1,686,711)        (5,406,578)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                                   100,000            11,250         58,274,122
Proceeds from exercise of stock options                                  --                --                 386,969
Proceeds issuance of Common Stock through the
 Employee Stock Purchase Plan                                            --                --                 338,837
Proceeds from receivable from sale of Common Stock                       --                 14,700            278,070
Proceeds from issuance of Preferred Stock                              2,366,667        13,571,366            --
Proceeds from issuance of Preferred Stock warrants                       --                 90,909            --
                                                                 ----------------   ---------------    ---------------
                 Net cash provided by financing activities             2,466,667        13,688,225         59,277,998
                                                                 ----------------   ---------------    ---------------
Effect of exchange rate changes on cash and cash equivalents             --                --                 (87,569)
                                                                 ----------------   ---------------    ---------------
Net increase in cash and cash equivalents                              1,473,345         3,821,277         28,392,454
Cash and cash equivalents at beginning of period                         --              1,473,345          5,294,622
                                                                 ================   ===============    ===============
Cash and cash equivalents at end of period                       $     1,473,345    $    5,294,622      $  33,687,076
                                                                 ================   ===============    ===============
Supplemental disclosure of non-cash financial activities:
 Common Stock issued for receivable from sale of
    Common Stock                                                 $       --         $    1,130,000      $     --
                                                                 ================   ===============    ===============
 Exercise of Series B Preferred Stock warrants, net of
    shares required to satisfy exercise price                    $       --         $      --           $     267,380
                                                                 ================   ===============    ===============
 Treasury stock received in satisfaction of receivable
   from sale of Common Stock                                     $       --         $      --           $     120,000
                                                                 ================   ===============    ===============

                                                                       PERIOD FROM
                                                                     AUGUST 29, 1994
                                                                     (INCEPTION) TO
                                                                       DECEMBER 31,
                                                                          1996
                                                                    ---------------
OPERATING ACTIVITIES
Net loss                                                            $  (37,714,430)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation                                                        1,700,633
     Accrued interest on receivable from sale of
          Common Stock                                                     (73,603)
     Issuance of Common Stock and warrants for services                     26,850
     Issuance of compensatory stock options                                103,357
     Compensation expense related to stock options                         421,991
     Changes in operating assets and liabilities:
          Restricted cash                                                 (250,000)
          Accounts receivable                                             (151,765)
          Prepaid expenses and other current assets                       (694,062)
          Deposits                                                        (637,514)
          Accounts payable and accrued expenses                          2,790,544
          Deferred revenue                                                  90,000
          Deferred rent                                                     60,051
          Due to related parties                                                --
                                                                   ----------------
                 Net cash used in operating activities                 (34,327,948)

INVESTING ACTIVITIES
Purchases of property and equipment                                     (7,330,297)
                                                                   ----------------
                 Net cash used in investing activities                  (7,330,297)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                                  58,385,372
Proceeds from exercise of stock options                                    386,969
Proceeds issuance of Common Stock through the
 Employee Stock Purchase Plan                                              338,837
Proceeds from receivable from sale of Common Stock                         292,770
Proceeds from issuance of Preferred Stock                               15,938,033
Proceeds from issuance of Preferred Stock warrants                          90,909
                                                                   ----------------
                 Net cash provided by financing activities              75,432,890
                                                                   ----------------
Effect of exchange rate changes on cash and cash equivalents               (87,569)
                                                                   ----------------
Net increase in cash and cash equivalents                               33,687,076
Cash and cash equivalents at beginning of period                                --
                                                                   ================
Cash and cash equivalents at end of period                          $   33,687,076
                                                                   ================
Supplemental disclosure of non-cash financial activities:
 Common Stock issued for receivable from sale of
    Common Stock                                                    $    1,130,000
                                                                   ================
 Exercise of Series B Preferred Stock warrants, net of
    shares required to satisfy exercise price                       $      267,380
                                                                   ================
 Treasury stock received in satisfaction of receivable
   from sale of Common Stock                                        $      120,000
                                                                   ================

                See notes to consolidated financial statements.

                                 CYBERCASH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND NATURE OF OPERATIONS

  CyberCash, Inc. (the "Company" or "CyberCash") was incorporated on August 29, 1994 in the State of Delaware and has been in the development stage since its formation. CyberCash is a leading provider of Internet payment processing services to financial institutions in the United States and abroad. The Company's suite of Internet payment services features the electronic counterparts to cash, credit cards and checks.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The accompanying financial statements include the accounts of CyberCash and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND RESTRICTED CASH

    The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. The Company has invested cash in excess of current working capital needs in a money market mutual fund which consists of obligations of U.S. government agencies, having maturities of less than three months. These securities are recorded at cost, which approximates fair market value. The Company has not experienced any losses on these investments. Restricted cash, in the form of a certificate of deposit, supports Company credit cards held by employees for business expenses.

FOREIGN CURRENCY TRANSLATION

    Results of operations for foreign entities, primarily the Company's Indian development subsidiary, are translated using average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders' equity as foreign currency translation adjustment.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 5 years.

AGENCY FUNDS

  Customer cash balances available for CyberCoin transactions are deposited in insured accounts with financial institutions in which the Company acts as agent for its customers pending payment settlement. These funds are considered neither an asset or a liability of the Company. As of December 31, 1996, the balance of funds held in agency accounts totaled approximately $17,800.

RESEARCH AND DEVELOPMENT COSTS

  Through December 31, 1996, the Company expensed its product development costs as research and development costs. The Company will continue to expense research and development costs until the recoverability of such costs through future benefits can be demonstrated.

                               CYBERCASH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




ADVERTISING COSTS

  All costs related to advertising the Company's products are expensed in the period incurred.

INCOME TAXES

  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NET LOSS PER SHARE

  The Company's net loss per share calculations are based on the weighted average number of shares of common stock outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, all Common Stock and Preferred Stock issued and options and warrants granted by the Company during the twelve-months preceding February 15, 1996, the effective date of the Company's Registration Statement, have been included in the calculation of weighted average common shares and common share equivalents outstanding as if they were outstanding for all periods from inception to December 31, 1995, the date of the last year of financial statements included in the Registration Statement. Preferred stock issued and options and warrants granted by the Company outside of the aforementioned twelve-month period have not been included in the calculation because such items were anti-dilutive.

STOCK BASED COMPENSATION

  SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB 25. The Company will continue to account for its stock-based compensation in accordance with the provisions of APB 25 and will present pro forma disclosures of net loss and net loss per share as if the fair value method has been adopted.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Actual results could differ from those estimates.

CONCENTRATION OF RISK

  The Company acts as an intermediary and facilitator for ACH and credit card transactions. The Company is exposed to risks associated with returned transactions, merchant fraud and transmission of erroneous information related to these transactions. The Company has not incurred significant losses for these risks to date.

RECLASSIFICATION

  Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

                               CYBERCASH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at December 31:

                                               1995                 1996
                                     -----------------    ------------------
Computer equipment                      $   1,713,000         $   5,486,000
Furniture and fixtures                        151,000               718,000
Office equipment                                1,000               536,000
Leasehold improvements                         59,000               591,000
                                     -----------------    ------------------
                                            1,924,000             7,331,000
Less: accumulated depreciation                357,000             1,701,000
                                     =================    ==================
                                        $   1,567,000         $   5,630,000
                                     =================    ==================



         The Company has entered into various operating lease agreements for office and equipment. The leases generally contain renewal options. Future minimum lease payments under noncancelable operating lease agreements, with initial or remaining terms in excess of one year, as of December 31, 1996, are as follows:

  1997...               $  1,457,000
  1998...                  1,076,000
  1999...                    821,000
  2000...                    685,000
  2001...                    616,000
  Thereafter                 656,000
                      ===============
                        $  5,311,000
                      ===============

  During the years ended December 31, 1995 and 1996, the Company recognized approximately $360,000 and $1,371,000, respectively in rent expense. During 1996, the Company recognized approximately $25,000 in sublease rental income. Minimum future sublease rentals to be received under noncancelable subleases as of December 31, 1996 are approximately $352,000.

  During 1994, the Company licensed the right to use certain technology of a licensor. In exchange for this right, the Company paid $275,000 in cash and agreed to pay royalty fees of 2.5% of future revenue derived from the licensed technology. In addition, the Company granted the licensor a conditional warrant to purchase up to 150,000 shares of the Company's Common Stock at $2.00 per share, exercisable up to the dollar value of the royalty payments, if such royalties are ever payable. The Company expensed the license fee in accordance with its product development accounting policy. On January 29, 1996, the Company received notification from the licensor of the licensor's intent to file suit and to demand arbitration in the event that the Company did not immediately enter into negotiations to resolve certain claims raised by the licensor. On April 29, 1996, the licensor sent the Company a letter stating that the licensor had terminated the license based on a purported breach by the Company. The Company has informed the licensor that the Company does not believe that any grounds for termination exist. To date, the

                               CYBERCASH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Company has not incorporated the licensed technology into its products and services and does not currently intend to do so, and therefore has not incurred any royalty expense.

  In May 1996, the Company signed a letter of intent to purchase a software license. In consideration for the license, the Company will agree to pay an up-front license fee in the form of 120,000 shares of Common Stock, plus 50,000 warrants to purchase an additional 50,000 shares of Common Stock at an exercise price equal to the average closing price of the Company's Common Stock during the five days prior to the closing of the software license transaction. The warrants will vest over 5 years and 25,000 of the warrants will also be contingent upon issuance of a patent for the licensed software technology. In addition, the Company will pay a cash royalty of $450,000 payable over 3 years. The Company is negotiating a definitive license agreement to implement this transaction.

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

  Pursuant to the Company's stock purchase agreement executed in October 1994, the Company sold 2,500,000 shares of Series A redeemable convertible Preferred Stock ("Series A Preferred Stock") at $2.00 per share. During August and September 1995, the Company issued a total of 2,200,000 shares of Series B redeemable convertible Preferred Stock ("Series B Preferred Stock") at $5.00 per share and detachable warrants, at a cost of approximately $91,000, to purchase up to 181,818 shares of Series B Preferred Stock at $5.00 per share. The Company's President and Chief Executive Officer served on the Board of Directors of a company which participated in the Company's Series B Preferred Stock financing at the time of the financing. Additionally, two companies that participated in the Series B Preferred Stock financing have designated representatives to the Company's Board of Directors.

  Upon the closing of the Company's initial public offering in February 1996, all outstanding shares of Series A and Series B Preferred Stock converted into 4,700,000 shares of Common Stock on a one-for-one basis. Additionally, the holder of the Series B Preferred Stock warrants elected to exercise the warrants, net of the number of shares required, based on the initial public offering price, to satisfy the $5.00 exercise price. As such, the holder received 128,342 shares of Series B Preferred Stock, which were immediately converted into 128,342 shares of Common Stock.

6. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

  During August and September, 1994, the Company completed a private placement of 1,450,000 shares of Common Stock with the Company receiving total proceeds of $145,000, which consisted of $100,000 of cash, $29,400 of notes receivable which accrues interest at an annual rate of 8% and is due on August 29, 1999, $15,000 for a technology license and $600 of services. The Company recorded the Common Stock issued in exchange for license and services at $15,600, which is equivalent to the fair market value of the stock, as determined by the private placement transaction.

  During August 1994, the Company issued Common Stock purchase rights to purchase up to 112,500 shares of Common Stock at $.10 per share in exchange for services valued at $11,250. These purchase rights were exercised in their entirety in 1995.

                               CYBERCASH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PREFERRED STOCK

  The Company is authorized to issue up to 5,000,000 shares of Preferred Stock in one or more series with such rights, preferences and privileges as determined by the Board of Directors.

REVERSE SPLIT OF COMMON STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

  On December 20, 1995, the Board of Directors approved a one-for-two reverse stock split of the Company's $.001 par value Common Stock and redeemable convertible Preferred Stock, which became effective on February 9, 1996. All references in the accompanying consolidated financial statements to the number of shares of Common Stock and redeemable convertible Preferred Stock have been restated to reflect the split.

INITIAL PUBLIC OFFERING

  On February 15, 1996, the Company completed its initial public offering of 2,760,000 shares of Common Stock, resulting in net proceeds of approximately $42,835,000. Concurrent with the initial public offering, the Company issued 976,540 shares of Common Stock in a private placement, which generated proceeds of approximately $15,439,000.

COMMON STOCK OPTIONS

  In April 1995, the Company adopted the 1995 Stock Option Plan (the "Option Plan"). The Option Plan provides for incentive stock option grants to be made at the discretion of the Compensation Committee of the Board to employees, officers and employee directors and nonstatutory stock option grants to employees, officers, directors and consultants of the Company. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Option Plan is 2,000,000.

  The terms of stock options granted under the Option Plan may not exceed 10 years. The exercise price of options granted under the Option Plan is determined by the Compensation Committee; provided, however, that the exercise price of a nonstatutory stock option cannot be less than 85% of the fair market value of the Common Stock on the date of the option grant; and the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the Common Stock on the date of grant. Options granted under the Option Plan are generally of two types: time-based vested options ("Type A") and performance-based vested options ("Type B"). Time-based vested options generally vest as to 7.5% of the shares subject to option three months after the date of grant and 2.5% of such shares at the end of each month thereafter, so that the option is fully vested 40 months after grant. Performance-based vested options generally vest in their entirety 10 years after the date of grant; however, vesting is accelerated upon achievement of a milestone event, as specified in the terms of the options. Upon occurrence of a milestone event, vesting accelerates so that 2.5% of the shares generally vest each month after the event, and the option is fully vested 40 months after the occurrence of the event. Management estimates that the total vesting period for Type B options will be approximately 64 months.

  During the year ended December 31, 1995, employees exercised 500,000 options in exchange for notes receivable totaling $1,130,000. During 1996, the Company received 20,000 shares of treasury stock and $224,786 in cash in satisfaction of one employee's note receivable. As of December 31, 1996, 130,624 of these shares of Common Stock are subject to repurchase by the Company until full vesting has occurred and approximately $803,000 of the notes receivable remained outstanding.

  During 1995, the Company recognized deferred compensation expense of $752,000 for the difference between the exercise price and the deemed fair market value on the date of grant of

                               CYBERCASH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock options. The Company is amortizing this amount ratably over the vesting period of the options, which is 40 to 64 months. During the years ended December 31, 1995 and 1996, the Company recognized approximately $103,000 and $422,000, respectively, of compensation expense related to Common Stock options.

  In December 1995, the Company adopted the 1995 Non-Employee Directors' Plan ("Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. Pursuant to the terms of the Directors' Plan, each person who is initially elected as a non-employee director of the Company after December 1995 will automatically be granted an option to purchase 10,000 shares of Common Stock on the date of their election to the Board. On the date of each annual meeting of the Company starting with the meeting to be held in 1997, each person who is then a non-employee director of the Company will be granted an option to purchase up to 3,000 shares of Common Stock based on the number of days such person has continuously served as a non-employee director since the last annual meeting. Outstanding options under the Directors' Plan will vest monthly over a five year period. The exercise price of options granted will be equal to the fair market value of the Common Stock on the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors' Plan is 100,000.

  Additionally, in December 1995, the Company adopted an Employee Stock Purchase Plan (the "ESPP") for employees of the Company. Employees who elect to enroll in the ESPP may make contributions to the ESPP by having withheld from their salary an amount between 1% and 15% of their compensation to purchase shares of Common Stock. Lump-sum purchases of Common Stock are made at the end of the purchase period at the lower of 85% of the fair market value of the stock on the first day of the offering period or the employees commencement date in the program or 85% of the fair market value of the stock on the last day of the purchase period. During 1996, employees contributed $449,000 to the ESPP and 23,449 shares of Common Stock were purchased at $14.45 per share. The maximum number of shares of Common Stock that may be issued under the ESPP is 500,000.

A summary of activity under the Option Plan and Directors' Plan follows:

                                                            Option Plan                              Directors' Plan
                                             ------------------------------------------    -------------------------------------
                                                                             Weighted                                 Weighted
                                                                              Average                                  Average
                                              Option         Price per       Price per      Option      Price per     Price per
                                              Shares           Share           Share        Shares        Share         Share
                                             ----------     -------------    ----------    ---------    -----------   ----------
Outstanding at December 31, 1994                --               --             --            --            --           --
   Granted                                     986,645      $2.00-$8.00      $3.52            --            --           --
   Exercised                                 (500,000)      $2.00-$6.00      $2.26            --            --           --
   Canceled                                     --               --             --            --            --           --
                                             ----------     -------------    ----------    ---------    -----------   ----------
Outstanding at December 31, 1995               486,645      $2.00-$8.00      $4.32            --            --           --
  Granted                                    1,016,948      $8.00-$45.75     $26.92        10,000       $32.25        $32.25
  Exercised                                   (81,431)      $2.00-$15.00     $4.76            --            --           --
  Canceled                                    (82,204)      $2.00-$33.50     $16.68           --            --           --
                                             ----------     ------------     ----------    ---------    -----------   ----------
Outstanding at December 31, 1996             1,339,958      $2.00-$45.75     $20.49        10,000       $32.25        $32.25
                                             ==========     ============     ==========    =========    ===========   ==========

                               CYBERCASH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information regarding stock options outstanding at December 31, 1996:

   Range of          Number of      Weighted Average         Weighted                              Weighted
   Exercise           Options           Remaining            Average             Number             Average
    Prices          Outstanding     Contractual Life      Exercise Price        Exercisable      Exercise Price
----------------    ------------    ------------------     -------------    -----------------    --------------
$2.00-$2.00             177,230                  8.28             $2.00               73,086             $2.00
$5.00-$6.00             176,318                  8.85             $5.73               62,955             $5.75
$8.00-$12.00             92,410                  8.91             $9.96               15,714             $9.26
$15.00-$15.00           228,625                  9.11            $15.00               50,374            $15.00
$23.00-$26.50           155,450                  9.82            $25.67                7,455            $26.44
$27.00-$31.75           184,150                  9.49            $30.38               23,371            $31.45
$32.25-$33.00            69,250                  9.79            $32.34                5,225            $32.32
$33.50-$33.50           139,025                  9.54            $33.50               20,087            $33.50
$34.25-$41.50            27,500                  9.72            $36.49                  625            $35.70
$45.75-$45.75           100,000                  9.47            $45.75                3,752            $45.75
----------------    ------------    ------------------     -------------    -----------------    --------------
$2.00-$45.75          1,349,958                  9.20            $20.49              262,644            $12.86
================    ============    ==================     =============    =================    ==============

  Adjusted pro forma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its Option Plan, Directors' Plan and ESPP under the fair value method of that Statement. The fair value of the options granted during the years ended December 31, 1995 and 1996 are estimated as $0.49 and $18.19, respectively on the date of grant. The fair value for the Option Plan and ESPP was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                1995              1996
                                                ----              ----
Risk-Free Interest Rate                         6.0%              6.0%
Expected Dividend Yields                        0.0%              0.0%
Expected Life of the Option                 48.4 months       48.4 months
Volatility of the Company's Stock               0.0%             101.0%

  For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The effect of applying SFAS 123 on 1995 and 1996 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. The Company's adjusted pro forma information for the years ended December 31, are as follows:

                                                   1995              1996
                                                   ----              ----
Adjusted pro forma net loss                  $ (9,998,576)     $ (30,106,000)
Adjusted pro forma net loss per share        $ (2.50)          $ (3.14)


As of December 31, 1996, there remains available for grant pursuant to the Option Plan, Directors' Plan and the ESPP 98,611, 90,000, and 476,551 shares of Common Stock, respectively.

                               CYBERCASH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. INCOME TAXES

  The following is a summary of the components of the Company's net deferred tax assets as of December 31,:

                                           1995               1996
                                     ---------------    ----------------
Net operating loss carryforward      $   2,291,000        $ 11,413,000
Deferred start-up costs                  2,092,000           1,481,000
Depreciation                               --                   98,000

Accrued and deferred expenses              --                  203,000
                                     ---------------    ---------------
                                         4,383,000          13,195,000
Valuation allowance                     (4,383,000)        (13,195,000)
                                     ---------------    ---------------
Deferred tax asset, net              $      --          $          --
                                     ===============    ===============

  At December 31, 1995 and 1996, the Company had approximately $5,727,000 and $28,533,000, respectively, in tax net operating loss carryforwards which expire at varying dates through 2011. These carryforwards may be significantly limited under the Internal Revenue Service Code as a result of ownership changes resulting from the Company's redeemable convertible Preferred Stock financings and the initial public offering.

8. DUE TO RELATED PARTIES

  During 1994, general and administrative expenses totaling $179,446 were paid directly by an officer of the Company. These expenses were repaid to the officer during the year ended December 31, 1995.

  Additionally, the Company borrowed $2,508,000 from an officer and a director of the Company. Of the total amount borrowed, approximately $1,671,000 was applied against 334,258 shares purchased in the Series B Preferred Stock offering and the remaining balance was repaid in cash.

9. RETIREMENT PLAN

  During the year ended December 31, 1995, the Company adopted a 401(k) plan (the "Plan"). The Plan, which covers all employees who have completed three months of service and attained the age of twenty one, allows employees to contribute up to 15% of their total compensation, subject to Internal Revenue Service limitations. The Company has not made matching contributions to the Plan.

10. REVENUES TO MAJOR CUSTOMERS

  The Company's net revenues in 1996 were primarily from four customers who provide services in the banking and transaction processing industries. Revenues from these customers totaled approximately $35,000 (28%), $30,000 (24%) $22,000 (17%), and $20,000 (16%). As of December 31, 1996, substantially all of the Company's accounts receivable were due from these four customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

DIRECTORS

         The following sets forth certain information regarding the directors of the Company as of February 14, 1997:

Name                                Age     Position
----                                ---     --------
Daniel C. Lynch                     55      Chairman of the Board of Directors

William N. Melton                   54      Director

Edward R. Kozel                     41      Director

Michael Rothschild                  44      Director

Garen K. Staglin                    52      Director

     Daniel C. Lynch, a founder of the Company, has served as chairman of the Company's Board of Directors since the Company's inception in August 1994 and served briefly as Vice President during its formation in August 1994. Mr. Lynch was the founder of Interop, a conference and tradeshow company for the computer and communications industry, now a division of Softbank Expos and formerly Ziff-Davis Conference and Exhibition Company, and from 1980 to 1983, he was Director of Information Processing Division for the Information Sciences Institute. Mr. Lynch is also a member of the Board of Trustees of the Santa Fe Institute.

     Edward R. Kozel has been a member of the Company's Board of Directors since November 1995 and serves as the designated board representative of Cisco Systems, Inc., a network communications and software company. Since 1989, Mr. Kozel has served in several management positions at Cisco Systems, including Market Development Manager from 1989 to 1992; Director of Field Operations/Business Development from 1992 to 1993; Vice President of Business Development from 1993 to the present and Chief Technical Officer from May 1995 to the present. In addition, Mr. Kozel is a member of the Board of Directors of Cisco Systems.

     Michael Rothschild has served as a member of the Company's Board of Directors since November 1995. He is an author, economic columnist and president of The Bionomics Institute, a non-profit educational foundation. Since 1993, Mr. Rothschild has been President and Chief Executive Officer of Maxager Technology, Inc., a software maker specializing in advanced factory management systems.

         Garen K. Staglin has served as a member of the Company's Board of Directors since July 1996. He is the Chairman and Chief Executive Officer of Safelite Glass Corporation, a manufacturer and retailer of replacement autoglass and related services. Mr. Staglin is also a director of First Data Corporation, Quick Response Services, Inc. and Grimes Aerospace Corporation. He is a member of the Advisory Board of the Stanford Graduate School of Business.

BOARD COMPOSITION

         The Company's Board of Directors is divided into three classes: Class I expires at the annual meeting of stockholders to be held in 1997; Class II expires at the annual meeting of stockholders to be held in 1998; and Class III expires at the annual meeting of stockholders to be held in 1999. The Class I directors are Messrs. Melton and Staglin; the Class II directors are Messrs. Lynch and Kozel; and the Class III director is Mr. Rothschild. At each annual meeting of stockholders, the successors to directors whose terms are expiring will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

BOARD COMMITTEES

         The Audit Committee of the Board of Directors was formed in December 1995 to review the internal accounting procedures of the Company and consult with and review the services provided by the Company's independent auditors. Messrs. Lynch, Rothschild and Staglin comprise the Audit Committee. The Compensation Committee of the Board of Directors was formed in December 1995 to review and recommend to the Board the compensation and benefits of employees of the Company. The Compensation Committee also administers the issuance of stock options and other awards under the Company's stock plans, except for the 1995 Non-Employee Directors' Stock Option Plan, which is administered by the Board of Directors. Messrs. Lynch, Kozel and Staglin comprise the Compensation Committee.

DIRECTOR COMPENSATION

         Directors currently do not receive any cash compensation from the Company for their service as members of the Board of Directors, although they are reimbursed for certain expenses in connection with attendance at Board and Committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No executive officer of the Company served as a director or member of
(i) the compensation committee of another entity which has an executive officer who is a director of the Company or a member of the Company's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission, by a specified date, reports regarding their ownership of Common Stock. Daniel C. Lynch, Bruce G. Wilson and Stephen D. Crocker failed to file on a timely basis reports on Form 5 with respect to certain transactions which occurred in 1996.

ITEM 11.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain compensation awarded or paid by the Company during the fiscal year ended December 31, 1996 to its President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees:

                           SUMMARY COMPENSATION TABLE


                                                        ANNUAL COMPENSATION
                                                  ---------------------------------
                                                                                         LONG TERM
                                                                                    COMPENSATION AWARDS
                                                                          OTHER     -------------------
                                                                          ANNUAL         SECURITIES
                                                                         COMPEN-         UNDERLYING
NAME AND PRINCIPAL POSITION                YEAR   SALARY($)  BONUS ($)  SATION ($)      OPTIONS (#)
------------------------------------       ----   -------    ---------- ----------      -----------
William N. Melton                           1996    100,000         --          --                    --
President and Chief Executive Officer       1995    100,000         --          --                    --

Bruce G. Wilson                             1996    195,000     24,000          --                    --
Executive Vice President                    1995    170,000         --          --                27,000

Stephen D. Crocker                          1996    195,000     28,000   29,021(1)                    --
Chief Technology Officer                    1995    170,000         --          --               200,000

Russell B. Stevenson, Jr.                   1996    168,523     20,475          --                35,000
Secretary and General Counsel               1995         --         --          --                    --

Denis Yaro                                  1996    175,389     22,533          --               160,000
Executive Vice President                    1995         --         --          --                    --

----------------

(1) In connection with the exercise of certain options, Mr. Crocker executed a promissory note in the amount of $400,000, which accrues interest at an annual rate of 6%. The Company paid Mr. Crocker $29,021 to reimburse him for the interest that he paid on the note.

EQUITY INCENTIVE PLANS

     1995 Stock Option Plan. In April 1995, the Company adopted the 1995 Stock Option Plan (the "Option Plan") under which 1,000,000 shares of Common Stock were reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. Subsequent amendments to the Option Plan increased the share reserve to its current level of 2,000,000 shares of Common Stock. The Option Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors), directors and consultants of the Company. The Option Plan previously was administered by the Board of Directors and presently is being administered by the Compensation Committee, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof.

     The terms of stock options granted under the Option Plan may not exceed 10 years. The exercise price of options granted under the Option Plan is determined by the Compensation Committee; provided, however, that the exercise price of a nonstatutory stock option cannot be less than 85% of the fair market value of the Common Stock on the date of the option grant; and the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the Common Stock on the date of grant. Options granted under the Option Plan are generally of two types: time-based vested options and performance-based vested options. Time-based vested options generally vest as to 7.5% of the shares subject to option three months after the date of grant and 2.5% of such shares at the end of each month thereafter, so that the option is fully vested 40 months after grant. Performance-based vested options generally vest in their entirety 10 years after the date of grant; provided, however, that vesting is accelerated upon achievement of a milestone event, as specified in the terms of the options. Upon occurrence of a milestone event, vesting accelerates so that 2.5% of the shares generally vest each month after the event, and the option is fully vested 40 months after the occurrence of the event. No option may be transferred by the optionee other than by will or the laws of descent or distribution. An optionee whose relationship with the Company or any related corporation ceases for any reason (other than by death or permanent and total disability) may exercise options within the three month period following such cessation (unless such options terminate or expire sooner by their terms) or within such longer period as determined by the Compensation Committee.

     Shares subject to options which have lapsed or terminated may again be subject to options granted under the Option Plan. Furthermore, the Compensation Committee may offer to exchange new options for existing options, with the shares subject to the existing options again becoming available for grant under the Option Plan. In the event of a decline in the value of the Company's Common Stock, the Compensation Committee has the authority to offer optionees the opportunity to replace outstanding higher priced options with new lower priced options. Upon any merger or consolidation in which the Company is acquired, all outstanding vested options will either be assumed or substituted by the surviving entity. If the surviving entity determines not to assume or substitute unvested options, the unvested portion of the options will terminate as of the closing of the merger or consolidation.

     As of December 31, 1996, 581,431 shares of Common Stock had been issued upon the exercise of options granted under the Option Plan (130,624 of which were subject to a repurchase option in favor of the Company as of December 31,
1996), options to purchase 1,339,958 shares of Common Stock at exercise prices ranging from $2.00 to $45.75 per share were outstanding and 98,611 shares remained available for future option grants. The Option Plan will terminate on April 5, 2005, unless terminated sooner by the Compensation Committee.

     Non-Employee Directors' Stock Option Plan. In December 1995, the Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The Directors' Plan is administered by the Board of Directors.

     The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors' Plan is 100,000. Pursuant to the terms of the Directors' Plan, each person who is initially elected as a director of the Company after the date hereof, and who is not otherwise an employee of the Company (a "Non-Employee Director") will automatically be granted an option to purchase 10,000 shares of Common Stock on the date of his or her election to the Board. On the date of each annual meeting of the Company starting with the meeting to be held in 1997, each person who is then a Non-Employee Director of the Company and who has continuously served as a Non-Employee Director since the last annual meeting, will be granted an option to purchase 3,000 shares of Common Stock of the Company under the Directors' Plan, and each other person who is then a Non-Employee Director will be granted an option to purchase a pro rated number of shares of Common Stock based on the number of days such person has continuously served as a Non-Employee Director since the last annual meeting.

     Outstanding options under the Directors' Plan will vest monthly over a five year period. The exercise price of options granted under the Directors' Plan will be equal to the fair market value of the Common Stock on the date of grant. No option granted under the Directors' Plan may be exercised after the expiration of ten years from the date it was granted. Options granted under the Directors' Plan are generally non-transferable. The Directors' Plan will terminate at the direction of the Board of Directors.

     In the event of certain transactions by which the Company is acquired or controlled by a single investor or group of investors, options outstanding under the Directors' Plan will automatically become fully vested and will terminate if not exercised prior to such event.

     As of December 31, 1996, options to purchase 10,000 shares of Common Stock at an exercise price of $32.25 per share were outstanding under the Directors' Plan and 90,000 shares remained available for future option grants under the Directors' Plan.

     Employee Stock Purchase Plan. In December 1995, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of Common Stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Purchase Plan is administered by the Compensation Committee. Under the Purchase Plan, the Compensation Committee may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months.

     Employees are eligible to participate if they are employed by the Company or a subsidiary of the Company designated by the Compensation Committee for at least 20 hours per week and are employed by the Company or a subsidiary of the Company designated by the Committee for at least five months per calendar year. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of Common Stock on specified dates determined by the Compensation Committee. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

     In the event of certain transactions by which the Company is acquired or becomes controlled by a single investor or group of investors, the Compensation Committee has discretion to provide that each right to purchase Common Stock will be assumed or an equivalent right substituted by the successor corporation, if any, or the Compensation Committee may shorten the offering period and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to such transaction. The Purchase Plan will terminate at the Board's direction. The Board of Directors has the authority to amend or terminate the Purchase Plan, subject to the limitation that no such action may adversely affect any outstanding rights to purchase Common Stock.

     As of December 31, 1996, 23,449 shares of Common Stock were purchased at $14.45 per share, and 476,551 shares remained available for future purchases.

STOCK OPTION INFORMATION

     The following table shows for the fiscal year ended December 31, 1996, certain information regarding options granted to, exercised by, and held at year end by the Company's President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees:

OPTION GRANTS IN LAST FISCAL YEAR

                                                                             POTENTIAL REALIZABLE
                                                                                VALUE AT ASSUMED
                           NUMBER OF       % OF TOTAL                         ANNUAL RATES OF STOCK
                           SECURITIES       OPTIONS      EXERCISE            PRICE APPRECIATION FOR
                           UNDERLYING      GRANTED TO     OR BASE             OPTION TERM ($)(3)(4)
                            OPTIONS       EMPLOYEES IN     PRICE  EXPIRATION ----------------------
NAME                       GRANTED(#)(1)   FISCAL YEAR   ($/sh)(2)   DATE        5%         10%
----                       -------------  ------------   ---------   ----    ----------------------
Bruce G. Wilson                 27,000             0      6.00    11/30/05    101,881       258,186
Denis Yaro                      80,000           7.8     15.00     1/26/06    754,674     1,912,491
                                80,000           7.8     15.00      6/7/06    754,674     1,912,491
Jeffrey S. Irby                 30,000           2.9     32.25    10/21/06    608,456     1,541,946
Stephen D. Crocker             200,000             0      2.00     4/05/05    251,558       637,497
Russell  B. Stevenson, Jr.      35,000           3.4     31.75     4/12/06    698,859     1,771,046

----------

(1) The options are generally incentive stock options with vesting based either on time or performance. Time-based vesting generally occurs over 40 months, with 7.5% of the shares vesting after three months, and 2.5% of the shares vesting each month for the next 37 months. Performance based vesting is specified by the specific terms of the option.

(2) The exercise price is equal to 100% of the fair market value of the Common Stock on the date of the grant.

(3) The options have a ten-year term, subject to earlier termination upon death, disability or termination of employment.

(4) The potential realizable value is calculated based on the term of the option at its time of grant (10 years) and is calculated by assuming that the stock price on the date of grant as determined by the Board of Directors appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

     The following table sets forth information with respect to (i) the exercise of stock options during the fiscal year ended December 31, 1996 by the Company's President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees, (ii) the number of unexercised options held as of December 31, 1996 by the Company's President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees and (iii) the value as of December 31, 1996 of unexercised in-the-money options; that is, the amount by which the exercise price exceeds the fair market value of the Common Stock as of December 31, 1996 ($23.00).

\
   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                          SHARES ACQUIRED      AT FISCAL YEAR END (#)          FISCAL YEAR-END ($)(2)
                            ON EXERCISE    -------------------------------  -----------------------------
      NAME                       (#)        EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
--------------------         -----------   -------------  ----------------  -------------  --------------
Bruce G. Wilson                        0           8,775           18,225       149,175         309,825
Denis Yaro                             0          34,000          126,000       272,000       1,008,000
Jeffrey S. Irby                        0           2,000           28,000             0               0
Stephen D. Crocker(1)                  0               0           60,000             0       1,260,000
Russell B.  Stevenson, Jr.             0           7,000           28,000             0               0


----------

(1) Includes 60,000 shares held by Mr. Crocker issued upon exercise of options but subject to a right of repurchase by the Company.

(2) Based on the closing price of the Company's Common Stock on December 31, 1996 of $23.00 per share of the Common Stock, minus the exercise price, multiplied by the number of shares underlying the option.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Stock as of February 14, 1997 for (i) each stockholder who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each executive officer of the Company;
(iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified, the address of all stockholders is the address of the Company set forth herein.

NAME AND ADDRESS OF
  BENEFICIAL OWNER                              NUMBER OF SHARES(1)        % OF SHARES OUTSTANDING
------------------                             -------------------        -----------------------
William N. Melton (2)......................         2,294,258                       21.41%

SOFTBANK Holdings, Inc ....................           976,540                        9.11
   2951 28th Street, #3060
   Santa Monica, CA 90405

VeriFone, Inc. (3).........................           900,000                        8.40
   Three Lagoon Drive
   Suite 400
   Redwood City, CA 94065

Daniel C. Lynch (4)........................           744,400                        6.95

Edward R. Kozel (5)........................           602,000                        5.62

Cisco Systems, Inc. (6)....................           600,000                        5.60
   225 West Tasman Drive
   San Jose, CA 95134

Stephen D. Crocker (7).....................           251,410                        2.35
Bruce G. Wilson (8)........................           160,988                        1.50
Denis Yaro (9).............................            48,000                        *
Michael Rothschild (10)....................            38,924                        *

 NAME AND ADDRESS OF
  BENEFICIAL OWNER                               NUMBER OF SHARES(1)     % OF SHARES OUTSTANDING
------------------                               -------------------     -----------------------
Russell B. Stevenson, Jr. (9)..............            10,500                        *
Jeffrey S. Irby (9)........................            10,000                        *
Garen K. Staglin (9).......................             1,328                        *
All directors and executive officers
   as a group (10 persons) (11)............         4,161,808                       38.54%

-------------------------
*    Less than one percent.

(1) The ownership of shares of Common Stock reported herein is based upon filings with the Securities and Exchange Commission (the "Commission"). Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 10,717,178 shares outstanding as of February 14, 1997.

(2)  Includes 15,000 shares held by members of Mr. Melton's immediate family.

(3) Information presented is based on a Schedule 13G filed by VeriFone, Inc. with the Commission on February 12, 1997. Includes 100,000 shares owned by a wholly-owned subsidiary of VeriFone.

(4) Consists of 709,400 shares held by The Lynch Living Trust U/T/A dated March 2, 1990 of which Daniel C. Lynch and Karen D. Lynch are co-trustees; 10,000 shares held by The Katherine Danielle Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; 10,000 shares held by The Michael MacAllen Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; and 5,000 shares held by The Francis Troy Lynch Irrevocable Trust of which Daniel C. Lynch is trustee.

(5) Includes 600,000 shares held by Cisco Systems, Inc. Mr. Kozel is a director and chief technology office of Cisco Systems, Inc. and therefore may be deemed to share voting and investment power with respect to such shares.

(6) Information presented is based on a Schedule 13G filed by Cisco Systems, Inc. with the Commission on February 14, 1997.

(7) Includes 52,500 shares of common stock issued upon early exercise of employee stock options that are subject to repurchase by the Company as of February 14, 1997.

(8) Includes 10,800 shares subject to stock options exercisable within 60 days of February 14, 1997.

(9) Consists of shares subject to stock options exercisable within 60 days of February 14, 1997.

(10) All shares held by The Michael L. Rothschild Trustee Revocable Trust U/T/A dated August 9, 1993.

(11) Includes 600,000 shares held by entities affiliated with certain directors of the Company as described in footnote 5 above, 80,628 shares subject to stock options exercisable within 60 days February 14, 1997 and 52,500 shares of common stock issued upon early exercise of employee stock options that are subject to repurchase by the Company as of February 14, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the exercise of options during 1995, Magdalena Yesil, an officer of the Company at the time of the exercise, executed a promissory note in the amount of $330,000 with interest payable at an annual rate of 6%, which matured three years from the date of the note and was secured by the Common Stock issued upon exercise of the options. During 1996, the Company repurchased 20,000 shares of the Company's Common Stock at $6.00 a share from Ms. Yesil upon the termination of her employment. In addition, Ms. Yesil repaid $224,454, representing principal and interest on the note, in satisfaction of the promissory note

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

          (a)  The following documents are filed as part of this Form 10-K:

          1. FINANCIAL STATEMENTS. Consolidated Financial Statements and Report of Ernst & Young LLP, Independent Auditors, are included in Item 8 in Part II of this Form 10-K.

          2. FINANCIAL STATEMENT SCHEDULES. Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3. EXHIBITS: The exhibits listed on the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

          (b)  REPORTS ON FORM 8-K: None.

          (c)  EXHIBITS. See Item 14(a) above.

          (d)  FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CYBERCASH, INC.
                                   Registrant

March 10, 1997

                                   By:    /s/ WILLIAM N. MELTON
                                          ----------------------------------
                                          William N. Melton
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William N. Melton and Russell B. Stevenson, Jr., jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the principal executive officer, the principal financial officer and principal accounting officer and a majority of the Board of Directors, on behalf of the registrant and in the capacities and on the dates indicated.


/s/ WILLIAM N. MELTON                                 March 10, 1997
-----------------------------
William N. Melton
President, Chief Executive Officer & Director
(Principal Executive Officer, Principal Financial Officer
   and Principal Accounting Officer)

/s/ DANIEL C. LYNCH
--------------------------------------                       March 10, 1997
Daniel C. Lynch
Chairman of the Board of Directors


--------------------------------------
Edward R. Kozel
Director

/s/ MICHAEL ROTHSCHILD
--------------------------------------                       March 6, 1997
Michael Rothschild
Director

/s/ GAREN K. STAGLIN
--------------------------------------                       March 10, 1997
Garen Staglin
Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
------                              -----------------------
3.1      Amended and Restated Certificate of Incorporation (1)
3.2      Bylaws (1)
4.1      Form of the Company's common stock certificate (1)
10.1     Form of Indemnity Agreement entered into between the Company and certain of its directors and executive officers (1) (2)
10.2     1995 Stock Option Plan (1) (2)
10.3     Form of Incentive Stock Option (1) (2)
10.4     Form of Performance Stock Option (1) (2)
10.5     Form of Non-Statutory Stock Option (1) (2)
10.6     1995 Employee Stock Purchase Plan (1) (2)
10.7     1995 Non-Employee Directors' Stock Option Plan (1) (2)

-------------------------

(1) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-80725) (the "Form S-1").

(2)      Indicates a management compensatory plan, contract or arrangement

10.8     Sublease dated March 14, 1995 by and between the Company and Health &
         Sciences Television Network, Inc. and Lease dated October 18, 1993 between Gateway Virginia Properties, Inc. and Health & Sciences
         Television Network, Inc. (1)
10.9     Lease dated November 30, 1994 by and between the Company and Gateway
         Virginia Properties, Inc. and First Amendment to Lease dated November
         7, 1995 (1)
10.10    Second Amendment to Lease dated April 29, 1996 by and between the
         Company and Gateway Virginia Properties, Inc.
10.11 Sublease Agreement dated December 16, 1996 by and between the Company and National Food Brokers Association.
10.12 Sublease dated March 27, 1996 by and between the Company and Sega of America, Inc. and Addendum No. One to the Sublease dated April 12,
         1996 (regarding office space subleased to the Company).
10.12(i) Sublease dated July 30, 1996 by and between the Company and Sega of
         America, Inc. (regarding office space subleased to Sega of America).
10.13    Amended and Restated Investors' Rights Agreement, dated August 24,
         1994, between the Company and certain investors. (1)
10.13(i) Amendment, dated September 29, 1995, to Amended and Restated Investors'
         Rights Agreement. (1)
10.14 BSAFE/TIPEM OEM Master License Agreement, dated September 1995, by and between the Company and RSA Data Security, Inc. (1)
10.15 Purchase Agreement dated February 15 1996 by and between the Company and SOFTBANK Holdings, Inc.
11.1     Statement regarding calculation of net loss per share
21.1     Subsidiaries of the Company
23.1     Consent of Ernst & Young LLP, independent auditors
27.1     Financial Data Schedule

--------------

(1) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-80725) (the "Form S-1").