Form 10-K/A
period 1996-12-31
CYBERCASH INC
filed 1997-05-14
CIK 1004232

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                          ---------------------------

                                AMENDMENT NO. 1
                                       TO
                                   (MARK ONE)


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-27470

                                CYBERCASH, INC.
             (Exact name of registrant as specified in its charter)
                          ---------------------------

                       DELAWARE                               54-1725021
               (State of incorporation)          (I.R.S. Employer Identification No.)

                              2100 RESTON PARKWAY
                                  THIRD FLOOR
                                RESTON, VA 20191
          (Address of principal executive offices, including zip code)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 620-4200
                          ---------------------------
             Securities pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                          ---------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K [ ].


     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 9, 1997, was approximately $67,700,078 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.



     The number of shares of the Registrant's Common Stock outstanding as of May 9, 1997 was 10,882,664.

================================================================================

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

          BRAND EQUITY. Over the last twenty years, the financial industry has undergone tremendous consolidation. An outgrowth of that consolidation has been the increased value of the financial institution's brand. Recognizing the value of the brand, CyberCash makes it possible through the use of its technology for financial institutions to brand the Wallet software provided to consumers for making Internet payments. In addition, CyberCash makes it possible for financial institutions to host their branded Wallet at their web site. This allows financial institutions to maintain complete control over the distribution of the Wallet, to keep the brand in front of the consumer, and to build brand equity in the new commercial medium of the Internet.

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

     STRONG SECURITY AND INTEGRITY. The CyberCash solution protects transaction integrity through message encryption, user and merchant authentication, and merchant blinding. The Company utilizes sophisticated cryptographic algorithms (1024-bit RSA and 40-bit DES), which provide the strongest message encryption currently approved by the United States government for worldwide use in financial applications.

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

     THE CYBERCOIN(SM) SERVICE

     The CyberCoin service offers Internet consumers and merchants the ability to conduct small denomination payments spontaneously, easily and securely. The technology supports payments of 1 cent and less up to $100, but the Company believes that the initial market for these transactions will be in the range of 25 cents to $10 or perhaps $20, and therefore is targeting that segment. The service can facilitate the purchase of both physical and electronic goods, but is principally aimed at the electronic goods market -- information, publishing, software, music and games. The CyberCoin service is designed to be offered through banks and other financial institutions, although pending its adoption by a sufficient number of financial institutions, the Company is offering the service directly to Internet merchants. The Company has entered into an agreement with First Union National Bank to offer the service and expects to enter into similar agreements with other banks. In addition, transaction processor First Data Corporation has announced that it will offer the service. Financial institutions will charge their merchant customers a per-transaction fee for the service, and in turn CyberCash will charge these financial institutions a per-transaction fee for providing the technology and processing services.

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

     In February 1997, the Company introduced the Digital NewsStand, a technology that allows subscription-based Web merchants to sell "day passes" and other limited access rights to their high-value content, and to promote these sales by featuring aggregated access points to this high-value content in "newsstands" on high-traffic Web sites such as search engines. The Digital NewsStands will use the CyberCoin technology to make payments. The Company plans to market the Digital NewsStand technology as a service to online merchants and to other companies that want to establish vertical market programs for specific types of content, such as games, sports and finance. The Company is introducing the service with a Digital NewsStand focused on the finance and investment market and has received agreements from BARRON'S Online(SM), Financial Times of London, Los Angeles Times, Bloomberg L.P., Quote.com, American Banker Online, Data Broadcasting Corp., and William O'Neil + Co. Inc. expressing their intent to participate in the pilot introduction of this service. Internet search and navigation services that have expressed their intent to participate in the launch of the Digital NewsStand include Yahoo! and InfoSeek. The Digital NewsStand provides Web publishers with an easy way to offer daily or limited-time views of their most current digital content without requiring consumers to commit to monthly or yearly subscriptions. Revenues from the Digital NewsStand will be divided among the publisher, Internet navigation services, companies that promote the service and CyberCash.

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

     CONCENTRATION OF STOCK OWNERSHIP


     As of May 9, 1997, the directors, executive officers and their respective affiliates beneficially owned approximately 38.1% of the outstanding Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company. See "Security Ownership of Certain Beneficial Owners and Management."


     SHARES ELIGIBLE FOR FUTURE SALE


     Of the 10,882,664 shares of the Company's Common Stock outstanding as of May 9, 1997, 4,923,642 shares are freely tradeable without restriction or further registration under the Securities Act of

1933, as amended (the "Securities Act"), unless such shares are purchased by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act ("Affiliates"). The remaining 5,959,022 shares of Common Stock held by stockholders are either "restricted securities" as that term is defined in Rule 144 under the Securities Act or securities held by Affiliates (collectively, the "Restricted Shares"). Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. As a result of the provisions of Rules 144 and 701, these Restricted Shares are eligible for sale from time to time upon expiration of their respective one-year holding periods. In addition, as of May 9, 1997, 1,341,144 shares of the Company's Common Stock were issuable upon the exercise of stock options outstanding and 150,000 shares were issuable upon exercise of a conditional warrant.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


     The following sets forth certain information regarding the executive officers of the Company as of May 9, 1997:



            NAME                AGE                            POSITION
-----------------------------   ---    ---------------------------------------------------------
William N. Melton............   55     President and Chief Executive Officer
Bruce G. Wilson..............   49     Executive Vice President, Revenue and Corporate Growth
Denis Yaro...................   43     Executive Vice President, Products and Operations
Jeffrey S. Irby..............   38     Vice President, Sales and Marketing
Stephen D. Crocker...........   52     Chief Technology Officer
James J. Condon..............   41     Chief Financial Officer
Russell B. Stevenson, Jr.....   55     Secretary and General Counsel


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


     James J. Condon has served as the Company's Chief Financial Officer since March 1997. Prior to joining the Company, Mr. Condon was with the consulting firm of KPMG Peat Marwick L.L.P. since October 1995, where he is Director of Performance Improvement Services for the information, communications and entertainment industries. From 1991 to 1995, he was with Legent Corporation as its Corporate Vice President, Financial Planning and Administration and previously as Vice President, Operations of its customer support and development divisions.


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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


     CyberCash's common stock is traded on the Nasdaq National Market under the symbol "CYCH". The following table sets forth the high and low sales prices for the Company's common stock for the indicated periods during 1996, as reported by the Nasdaq National Market. The Company completed its initial public offering in February 1996 at a price of $17.00 per share. On May 9, 1997, the closing price of the Company's common stock as reported by the Nasdaq National Market was $13 3/4 per share. As of May 9, 1997, there were 7,015 holders of record of the common stock.


                                                              SALES PRICES
                                                               PER SHARE
                                                            ----------------
                                                             HIGH      LOW
                                                            ------    ------
                   February 15, 1996 to March 31, 1996...   $64.50    $24.50
                   Second Quarter........................    64.75     28.75
                   Third Quarter.........................    54.75     23.50
                   Fourth Quarter........................    40.50     20.75

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

                                          PERIOD FROM                                         PERIOD FROM
                                        AUGUST 29, 1994                                     AUGUST 29, 1994
                                         (INCEPTION) TO      YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                                          DECEMBER 31,      DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                              1994              1995            1996             1996
                                        ----------------    ------------    ------------    ---------------
STATEMENTS OF OPERATIONS DATA:
Revenues.............................     $         --      $         --    $    127,439     $     127,439
Costs and expenses:
  Research and development...........          920,951         5,648,052      14,900,156        21,469,159
  Sales and marketing................           56,200         1,772,365       9,414,656        11,243,221
  General and administrative.........          190,627         2,728,673       4,564,644         7,483,944
                                          ------------      ------------    ------------     -------------
Loss from operations.................       (1,167,778)      (10,149,090)    (28,752,017)      (40,068,885)
Interest income......................           14,284           142,895       2,197,276         2,354,455
                                          ------------      ------------    ------------     -------------
Net loss.............................     $ (1,153,494)     $(10,006,195)   $(26,554,741)    $ (37,714,430)
                                          ============      ============    ============     =============
Net loss per share...................     $       (.29)     $      (2.50)   $      (2.77)
                                          ============      ============    ============
Weighted average shares
  outstanding........................        4,002,074         4,002,074       9,585,418
                                          ============      ============    ============

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        1995            1996
                                                                    ------------    ------------
BALANCE SHEET DATA:
Working capital..................................................   $  3,428,842    $ 31,902,359
Total assets.....................................................      7,386,224      41,050,081
Total liabilities................................................      2,273,022       2,940,595
Redeemable convertible preferred stock...........................     16,094,692              --
Deficit accumulated during the development stage.................    (11,159,689)    (37,714,430)
Stockholders' equity (deficit)...................................    (10,981,490)     38,109,486

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

                                                           /s/ ERNST & YOUNG LLP

Vienna, Virginia
January 23, 1997

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1995            1996
                                                                    ------------    ------------
                                    ASSETS
Current assets:
  Cash and cash equivalents......................................   $  5,294,622    $ 33,687,076
  Restricted cash................................................             --         250,000
  Accounts receivable............................................             --         151,765
  Prepaid expenses and other current assets......................        399,515         694,062
                                                                    ------------    ------------
          Total current assets...................................      5,694,137      34,782,903
Property and equipment, net......................................      1,566,918       5,629,664
Deposits.........................................................        125,169         637,514
                                                                    ------------    ------------
          Total assets...........................................   $  7,386,224    $ 41,050,081
                                                                    ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...............................................   $  1,153,053    $  1,263,923
  Accrued bonus and employee benefits............................        354,034       1,067,025
  Other accrued expenses.........................................        758,208         459,596
  Deferred revenue...............................................             --          90,000
                                                                    ------------    ------------
          Total current liabilities..............................      2,265,295       2,880,544
Deferred rent....................................................          7,727          60,051
                                                                    ------------    ------------
          Total liabilities......................................      2,273,022       2,940,595
Commitments
Redeemable convertible Preferred Stock, $.001 par value;
  9,763,637 shares authorized:
  Series A Preferred Stock, 2,500,000 shares designated, issued
     and outstanding at December 31, 1995........................      5,000,000              --
  Series B Preferred Stock, 2,381,819 shares designated;
     2,200,000 shares issued and outstanding at December 31,
     1995........................................................     11,003,783              --
  Series B Preferred Stock warrants..............................         90,909              --
                                                                    ------------    ------------
                                                                      16,094,692              --
Stockholders' equity (deficit):
  Common Stock, $.001 par value; 25,000,000 shares authorized,
     2,062,500 shares issued and outstanding as of December 31,
     1995 and 10,732,262 issued and 10,712,262 outstanding as of
     December 31, 1996...........................................          2,063          10,732
  Additional paid-in capital.....................................      1,981,843      77,201,462
  Deficit accumulated during the development stage...............    (11,159,689)    (37,714,430)
  Treasury stock, 20,000 shares at December 31, 1996.............             --        (120,000)
  Receivable from sale of Common Stock...........................     (1,156,908)       (820,233)
  Foreign currency translation...................................             --         (87,569)
  Unearned compensatory stock options............................       (648,799)       (360,476)
                                                                    ------------    ------------
Total stockholders' equity (deficit).............................    (10,981,490)     38,109,486
                                                                    ------------    ------------
Total liabilities and stockholders' equity (deficit).............   $  7,386,224    $ 41,050,081
                                                                    ============    ============

                See notes to consolidated financial statements.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           PERIOD FROM                                        PERIOD FROM
                                         AUGUST 29, 1994                                    AUGUST 29, 1994
                                         (INCEPTION) TO      YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                                          DECEMBER 31,      DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                              1994              1995            1996             1996
                                         ---------------    ------------    ------------    ---------------
Revenues..............................     $        --      $         --    $    127,439     $     127,439
Costs and expenses:
  Research and development............         920,951         5,648,052      14,900,156        21,469,159
  Sales and marketing.................          56,200         1,772,365       9,414,656        11,243,221
  General and administrative..........         190,627         2,728,673       4,564,644         7,483,944
                                           -----------      ------------    ------------     -------------
Loss from operations..................      (1,167,778)      (10,149,090)    (28,752,017)      (40,068,885)
Interest income.......................          14,284           142,895       2,197,276         2,354,455
                                           -----------      ------------    ------------     -------------
Net loss..............................     $(1,153,494)     $(10,006,195)   $(26,554,741)    $ (37,714,430)
                                           ===========      ============    ============     =============
Net loss per share....................     $      (.29)     $      (2.50)   $      (2.77)
                                           ===========      ============    ============
Weighted average shares outstanding...       4,002,074         4,002,074       9,585,418
                                           ===========      ============    ============

                See notes to consolidated financial statements.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                              COMMON STOCK       ADDITIONAL     DURING THE
                                                          --------------------     PAID-IN     DEVELOPMENT    TREASURY
                                                            SHARES     AMOUNT      CAPITAL        STAGE         STOCK
                                                          ----------   -------   -----------   ------------   ---------
Initial issuance of Common Stock........................   1,450,000   $ 1,450   $   143,550   $         --   $      --
Issuance of Common Stock purchase rights................          --        --        11,250             --          --
Net loss................................................          --        --            --     (1,153,494)         --
                                                          ----------   -------   -----------   ------------   ---------
Balance at December 31, 1994............................   1,450,000     1,450       154,800     (1,153,494)         --
Accretion of Series B Preferred Stock...................          --        --       (65,750)            --          --
Repayment of receivable from sale of Common Stock.......          --        --            --             --          --
Accrued interest on receivable from sale of Common
  Stock.................................................          --        --            --             --          --
Compensation expense in connection with issuance of
  stock options.........................................          --        --       752,156             --          --
Exercise of Common Stock purchase rights................     112,500       113        11,137             --          --
Exercise of Common Stock options........................     500,000       500     1,129,500             --          --
Net loss................................................          --        --            --    (10,006,195)         --
                                                          ----------   -------   -----------   ------------   ---------
Balance at December 31, 1995............................   2,062,500     2,063     1,981,843    (11,159,689)         --
Initial public offering and concurrent private
  placement, net of expenses............................   3,736,540     3,737    58,270,385             --          --
Common stock issued in connection with conversion of
  Series A and B Preferred Stock........................   4,700,000     4,700    15,999,083             --          --
Common Stock issued in connection with the exercise and
  subsequent conversion of Series B Preferred Stock
  warrants..............................................     128,342       128        90,781             --          --
Exercise of Common Stock options........................      81,431        82       386,887             --          --
Common Stock issued in connection with Employee Stock
  Purchase Plan.........................................      23,449        22       338,815             --          --
Treasury stock received in satisfaction of receivable
  from sale of Common Stock.............................          --        --            --             --    (120,000)
Repayment of receivable from sale of Common Stock.......          --        --            --             --          --
Accrued interest on receivable from sale of Common
  Stock.................................................          --        --            --             --          --
Compensation expense in connection with stock options...          --        --       133,668             --          --
Amortization of deferred compensation...................          --        --            --             --          --
Foreign currency translation adjustment.................          --        --            --             --          --
Net loss................................................          --        --            --    (26,554,741)         --
                                                          ==========   =======   ===========   ============   =========
Balance at December 31, 1996............................  10,732,262   $10,732   $77,201,462   $(37,714,430)  $(120,000)
                                                          ==========   =======   ===========   ============   =========

                                                          RECEIVABLE
                                                             FROM                       UNEARNED         TOTAL
                                                            SALE OF       FOREIGN     COMPENSATORY   STOCKHOLDERS'
                                                            COMMON       CURRENCY        STOCK          EQUITY
                                                             STOCK      TRANSLATION     OPTIONS        (DEFICIT)
                                                          -----------   -----------   ------------   -------------
Initial issuance of Common Stock........................  $   (29,400)   $      --     $       --    $     115,600
Issuance of Common Stock purchase rights................           --           --             --           11,250
Net loss................................................           --           --             --       (1,153,494)
                                                          -----------   ----------     ----------    -------------
Balance at December 31, 1994............................      (29,400)          --             --       (1,026,644)
Accretion of Series B Preferred Stock...................           --           --             --          (65,750)
Repayment of receivable from sale of Common Stock.......       14,700           --             --           14,700
Accrued interest on receivable from sale of Common
  Stock.................................................      (12,208)          --             --          (12,208)
Compensation expense in connection with issuance of
  stock options.........................................           --           --       (648,799)         103,357
Exercise of Common Stock purchase rights................           --           --             --           11,250
Exercise of Common Stock options........................   (1,130,000)          --             --               --
Net loss................................................           --           --             --      (10,006,195)
                                                          -----------   ----------     ----------    -------------
Balance at December 31, 1995............................   (1,156,908)          --       (648,799)     (10,981,490)
Initial public offering and concurrent private
  placement, net of expenses............................           --           --             --       58,274,122
Common stock issued in connection with conversion of
  Series A and B Preferred Stock........................           --           --             --       16,003,783
Common Stock issued in connection with the exercise and
  subsequent conversion of Series B Preferred Stock
  warrants..............................................           --           --             --           90,909
Exercise of Common Stock options........................           --           --             --          386,969
Common Stock issued in connection with Employee Stock
  Purchase Plan.........................................           --           --             --          338,837
Treasury stock received in satisfaction of receivable
  from sale of Common Stock.............................           --           --             --         (120,000)
Repayment of receivable from sale of Common Stock.......      398,070           --             --          398,070
Accrued interest on receivable from sale of Common
  Stock.................................................      (61,395)          --             --          (61,395)
Compensation expense in connection with stock options...           --           --             --          133,668
Amortization of deferred compensation...................           --           --        288,323          288,323
Foreign currency translation adjustment.................           --      (87,569)            --          (87,569)
Net loss................................................           --           --             --      (26,554,741)
                                                          ===========    =========     ==========    =============
Balance at December 31, 1996............................  $  (820,233)   $ (87,569)    $ (360,476)   $ (38,109,486)
                                                          ===========    =========     ==========    =============

                See notes to consolidated financial statements.

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   PERIOD FROM                                     PERIOD FROM
                                                 AUGUST 29, 1994                                 AUGUST 29, 1994
                                                 (INCEPTION) TO     YEAR ENDED     YEAR ENDED    (INCEPTION) TO
                                                  DECEMBER 31,     DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                      1994             1995           1996            1996
                                                 ---------------   ------------   ------------   ---------------
OPERATING ACTIVITIES
Net loss.......................................    $(1,153,494)    $(10,006,195)  $(26,554,741)   $ (37,714,430)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation.................................         13,167          343,634      1,343,832        1,700,633
  Accrued interest on receivable from sale of
    Common Stock...............................             --          (12,208)       (61,395)         (73,603)
  Issuance of Common Stock and warrants for
    services...................................         26,850               --             --           26,850
  Issuance of compensatory stock options.......             --          103,357             --          103,357
  Compensation expense related to stock
    options....................................             --               --        421,991          421,991
  Changes in operating assets and liabilities:
    Restricted cash............................             --               --       (250,000)        (250,000)
    Accounts receivable........................             --               --       (151,765)        (151,765)
    Prepaid expenses and other current
      assets...................................        (10,739)        (388,776)      (294,547)        (694,062)
    Deposits...................................        (11,089)        (114,080)      (512,345)        (637,514)
    Accounts payable and accrued expenses......        199,545        2,065,750        525,249        2,790,544
    Deferred revenue...........................             --               --         90,000           90,000
    Deferred rent..............................             --            7,727         52,324           60,051
    Due to related parties.....................        179,446         (179,446)            --               --
                                                   -----------     ------------   ------------    -------------
         Net cash used in operating
           activities..........................       (756,314)      (8,180,237)   (25,391,397)     (34,327,948)
INVESTING ACTIVITIES
Purchases of property and equipment............       (237,008)      (1,686,711)    (5,406,578)      (7,330,297)
                                                   -----------     ------------   ------------    -------------
         Net cash used in investing
           activities..........................       (237,008)      (1,686,711)    (5,406,578)      (7,330,297)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock.........        100,000           11,250     58,274,122       58,385,372
Proceeds from exercise of stock options........             --               --        386,969          386,969
Proceeds issuance of Common Stock through the
  Employee Stock Purchase Plan.................             --               --        338,837          338,837
Proceeds from receivable from sale of Common
  Stock........................................             --           14,700        278,070          292,770
Proceeds from issuance of Preferred Stock......      2,366,667       13,571,366             --       15,938,033
Proceeds from issuance of Preferred Stock
  warrants.....................................             --           90,909             --           90,909
                                                   -----------     ------------   ------------    -------------
         Net cash provided by financing
           activities..........................      2,466,667       13,688,225     59,277,998       75,432,890
                                                   -----------     ------------   ------------    -------------
Effect of exchange rate changes on cash and
  cash equivalents.............................             --               --        (87,569)         (87,569)
                                                   -----------     ------------   ------------    -------------
Net increase in cash and cash equivalents......      1,473,345        3,821,277     28,392,454       33,687,076
Cash and cash equivalents at beginning of
  period.......................................             --        1,473,345      5,294,622               --
                                                   ===========     ============   ============    =============
Cash and cash equivalents at end of period.....    $ 1,473,345     $  5,294,622   $ 33,687,076    $  33,687,076
                                                   ===========     ============   ============    =============
Supplemental disclosure of non-cash financial
  activities:
  Common Stock issued for receivable from sale
    of Common Stock............................    $        --     $  1,130,000   $         --    $   1,130,000
                                                   ===========     ============   ============    =============
  Exercise of Series B Preferred Stock
    warrants, net of shares required to satisfy
    exercise price.............................    $        --     $         --   $    267,380    $     267,380
                                                   ===========     ============   ============    =============
  Treasury stock received in satisfaction of
    receivable from sale of Common Stock.......    $        --     $         --   $    120,000    $     120,000
                                                   ===========     ============   ============    =============

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

                                CYBERCASH, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                   1995          1996
                                                                ----------    ----------
        Computer equipment...................................   $1,713,000    $5,486,000
        Furniture and fixtures...............................      151,000       718,000
        Office equipment.....................................        1,000       536,000
        Leasehold improvements...............................       59,000       591,000
                                                                ----------    ----------
                                                                 1,924,000     7,331,000
        Less: accumulated depreciation.......................      357,000     1,701,000
                                                                ----------    ----------
                                                                $1,567,000    $5,630,000
                                                                ==========    ==========

4. COMMITMENTS

     The Company has entered into various operating lease agreements for office and equipment. The leases generally contain renewal options. Future minimum lease payments under noncancelable operating lease agreements, with initial or remaining terms in excess of one year, as of December 31, 1996, are as follows:

                          1997........................   $1,457,000
                          1998........................    1,076,000
                          1999........................      821,000
                          2000........................      685,000
                          2001........................      616,000
                          Thereafter..................      656,000
                                                         ----------
                                                         $5,311,000
                                                         ==========

     During the years ended December 31, 1995 and 1996, the Company recognized approximately $360,000 and $1,371,000, respectively in rent expense. During 1996, the Company recognized approximately $25,000 in sublease rental income. Minimum future sublease rentals to be received under noncancelable subleases as of December 31, 1996 are approximately $352,000.

     During 1994, the Company licensed the right to use certain technology of a licensor. In exchange for this right, the Company paid $275,000 in cash and agreed to pay royalty fees of 2.5% of future revenue derived from the licensed technology. In addition, the Company granted the licensor a conditional warrant to purchase up to 150,000 shares of the Company's Common Stock at $2.00 per share, exercisable up to the dollar value of the royalty payments, if such royalties are ever payable. The Company expensed the license fee in accordance with its product development accounting policy. On January 29, 1996, the Company received notification from the licensor of the licensor's intent to file suit and to demand arbitration in the event that the Company did not immediately enter into negotiations to resolve certain claims raised by the licensor. On April 29, 1996, the licensor sent the Company a letter stating that the licensor had terminated the license based on a purported breach by the Company. The Company has informed the licensor that the Company does not believe that any grounds for termination exist. To date, the Company has not incorporated the licensed technology into its products and services and does not currently intend to do so, and therefore has not incurred any royalty expense.

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

     During 1995, the Company recognized deferred compensation expense of $752,000 for the difference between the exercise price and the deemed fair market value on the date of grant of stock options. The Company is amortizing this amount ratably over the vesting period of the options, which is 40 to 64 months. During the years ended December 31, 1995 and 1996, the Company recognized approximately $103,000 and $422,000, respectively, of compensation expense related to Common Stock options.

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

     A summary of activity under the Option Plan and Directors' Plan follows:

                                                         OPTION PLAN                            DIRECTORS' PLAN
                                            --------------------------------------    -----------------------------------
                                                                         WEIGHTED                               WEIGHTED
                                                                          AVERAGE                                AVERAGE
                                             OPTION       PRICE PER      PRICE PER     OPTION      PRICE PER    PRICE PER
                                             SHARES         SHARE          SHARE       SHARES        SHARE        SHARE
                                            ---------    ------------    ---------    ---------    ---------    ---------
Outstanding at December 31, 1994.........          --       --                 --            --          --           --
  Granted................................     986,645    $2.00-$ 8.00     $  3.52            --          --           --
  Exercised..............................    (500,000)   $2.00-$ 6.00     $  2.26            --          --           --
  Canceled...............................          --       --                 --            --          --           --
                                            ---------    ------------     -------        ------     -------      -------
Outstanding at December 31, 1995.........     486,645    $2.00-$ 8.00     $  4.32            --          --           --
  Granted................................   1,016,948    $8.00-$45.75     $ 26.92        10,000     $ 32.25      $ 32.25
  Exercised..............................     (81,431)   $2.00-$15.00     $  4.76            --          --           --
  Canceled...............................     (82,204)   $2.00-$33.50     $ 16.68            --          --           --
                                            ---------    ------------     -------        ------     -------      -------
Outstanding at December 31, 1996.........   1,339,958    $2.00-$45.75     $ 20.49        10,000     $ 32.25      $ 32.25
                                            =========    ============     =======        ======     =======      =======

     The following table summarizes information regarding stock options outstanding at December 31, 1996:

         RANGE OF         NUMBER OF      WEIGHTED AVERAGE        WEIGHTED                           WEIGHTED
         EXERCISE          OPTIONS          REMAINING            AVERAGE           NUMBER           AVERAGE
          PRICES         OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
       -------------     -----------     ----------------     --------------     -----------     --------------
       $ 2.00-$ 2.00        177,230            8.28               $ 2.00            73,086           $ 2.00
       $ 5.00-$ 6.00        176,318            8.85               $ 5.73            62,955           $ 5.75
       $ 8.00-$12.00         92,410            8.91               $ 9.96            15,714           $ 9.26
       $15.00-$15.00        228,625            9.11               $15.00            50,374           $15.00
       $23.00-$26.50        155,450            9.82               $25.67             7,455           $26.44
       $27.00-$31.75        184,150            9.49               $30.38            23,371           $31.45
       $32.25-$33.00         69,250            9.79               $32.34             5,225           $32.32
       $33.50-$33.50        139,025            9.54               $33.50            20,087           $33.50
       $34.25-$41.50         27,500            9.72               $36.49               625           $35.70
       $45.75-$45.75        100,000            9.47               $45.75             3,752           $45.75
       -------------      ---------           -----               ------           -------           ------
       $ 2.00-$45.75      1,349,958            9.20               $20.49           262,644           $12.86
       =============      =========           =====               ======           =======           ======

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

                                                                1995           1996
                                                             -----------    -----------
        Risk-Free Interest Rate...........................      6.0%           6.0%
        Expected Dividend Yields..........................      0.0%           0.0%
        Expected Life of the Option.......................   48.4 months    48.4 months
        Volatility of the Company's Stock.................      0.0%          101.0%

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

                                                                1995            1996
                                                             -----------    ------------
        Adjusted pro forma net loss.......................   $(9,998,576)   $(30,106,000)
        Adjusted pro forma net loss per share.............   $     (2.50)   $      (3.14)

     As of December 31, 1996, there remains available for grant pursuant to the Option Plan, Directors' Plan and the ESPP 98,611, 90,000, and 476,551 shares of Common Stock, respectively.

7. INCOME TAXES

     The following is a summary of the components of the Company's net deferred tax assets as of December 31:

                                                                1995            1996
                                                             -----------    ------------
        Net operating loss carryforward...................   $ 2,291,000    $ 11,413,000
        Deferred start-up costs...........................     2,092,000       1,481,000
        Depreciation......................................            --          98,000
        Accrued and deferred expenses.....................            --         203,000
                                                             -----------    ------------
                                                               4,383,000      13,195,000
        Valuation allowance...............................    (4,383,000)    (13,195,000)
                                                             -----------    ------------
        Deferred tax asset, net...........................   $        --    $         --
                                                             ===========    ============

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

10. REVENUES TO MAJOR CUSTOMERS

     The Company's net revenues in 1996 were primarily from four customers who provide services in the banking and transaction processing industries. Revenues from these customers totaled approximately $35,000 (28%), $30,000 (24%), $22,000 (17%), and $20,000 (16%). As of December 31, 1996, substantially all of the Company's accounts receivable were due from these four customers.

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

DIRECTORS


     The following sets forth certain information regarding the directors of the Company as of May 9, 1997:



           NAME              AGE                 POSITION
--------------------------   ---    -----------------------------------
Daniel C. Lynch...........   55     Chairman of the Board of Directors
William N. Melton.........   55     Director
Edward R. Kozel...........   41     Director
Michael Rothschild........   44     Director
Garen K. Staglin..........   52     Director



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



     Edward R. Kozel has been a member of the Company's Board of Directors since November 1995. Since 1989, Mr. Kozel has served in several management positions at Cisco Systems, Inc., a network communications and software company, including Market Development Manager from 1989 to 1992; Director of Field Operations/Business Development from 1992 to 1993; Vice President of Business Development from 1993 to the present and Chief Technical Officer from May 1995 to the present. In addition, Mr. Kozel is a member of the Board of Directors of Cisco Systems and NetFRAME Systems, Inc.



     Michael Rothschild has served as a member of the Company's Board of Directors since November 1995. He is an author, economic columnist and president of The Bionomics Institute, a non-profit educational foundation. Since 1993, Mr. Rothschild has been President and Chief Executive Officer of Maxager Technology, Inc., a software maker specializing in advanced product costing systems for manufacturers. Mr. Rothschild is also a director of Ramtron International Corporation.


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     From August 1995 until July 1996, Hatim A. Tyabji served as a director of the Company and as a member of the Compensation Committee. Mr. Tyabji is the Chairman, President and Chief Executive Officer of VeriFone, Inc. Until July 1996, Mr. Melton was a director of VeriFone. No other executive officer of the Company served as a director or member of (i) the compensation committee of another entity which has an executive officer who is a director of the Company or a member of the Company's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1996.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission, by a specified date, reports regarding their ownership of Common Stock. Based solely on a review of Forms 3 and 4 and amendments thereto furnished under the Securities Exchange Act of 1934, Daniel C. Lynch, Bruce G. Wilson and Stephen D. Crocker failed to file on a timely basis reports on Form 5 with respect to three transactions by Mr. Lynch which occurred in 1996 and one transaction by each of Messrs. Wilson and Crocker which occurred in 1996.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain compensation awarded or paid by the Company during the fiscal year ended December 31, 1996 to its President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees:

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                                                 COMPENSATION
                                                          ANNUAL COMPENSATION                       AWARDS
                                          ---------------------------------------------------    ------------
                                                                                  OTHER           SECURITIES
                                                                                  ANNUAL          UNDERLYING
      NAME AND PRINCIPAL POSITION         YEAR    SALARY ($)    BONUS ($)    COMPENSATION ($)    OPTIONS (#)
---------------------------------------   ----    ----------    ---------    ----------------    ------------
William N. Melton......................   1996      100,000           --              --                 --
President and Chief Executive Officer     1995      100,000           --              --                 --
Bruce G. Wilson........................   1996      195,000       24,000              --                 --
Executive Vice President                  1995      170,000           --              --             27,000
Stephen D. Crocker.....................   1996      195,000       28,000          29,021(1)              --
Chief Technology Officer                  1995      170,000           --              --            200,000
Russell B. Stevenson, Jr...............   1996      168,523       20,475              --             35,000
Secretary and General Counsel             1995           --           --              --                 --
Denis Yaro.............................   1996      175,389       22,533              --            160,000
Executive Vice President                  1995           --           --              --                 --

---------------

(1) In connection with the exercise of certain options during 1995, Mr. Crocker executed a promissory note in the amount of $400,000, which accrues interest at an annual rate of 6%. The Company paid Mr. Crocker $29,021 to reimburse him for the interest that he paid on the note.


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


     The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors' Plan is 100,000. Pursuant to the terms of the Directors' Plan, each newly elected director of the Company who is not otherwise an employee of the Company (a "Non-Employee Director") will automatically be granted an option to purchase 10,000 shares of Common Stock on the date of his or her election to the Board. On the date of each annual meeting of the Company starting with the meeting to be held in 1997, each person who is then a Non-Employee Director of the Company and who has continuously served as a Non-Employee Director since the last annual meeting, will be granted an option to purchase 3,000 shares of Common Stock of the Company under the Directors' Plan, and each other person who is then a Non-Employee Director will be granted an option to purchase a pro rated number of shares of Common Stock based on the number of days such person has continuously served as a Non-Employee Director since the last annual meeting.


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

STOCK OPTION INFORMATION


     The following table shows for the fiscal year ended December 31, 1996, certain information regarding options granted to, exercised by, and held at year end by the Company's President and Chief Executive Officer and the Company's five other most highly compensated officers and key employees:


OPTION GRANTS IN LAST FISCAL YEAR


                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                NUMBER OF        % OF TOTAL                                 ANNUAL RATES OF STOCK
                                SECURITIES        OPTIONS       EXERCISE                    PRICE APPRECIATION FOR
                                UNDERLYING       GRANTED TO      OR BASE                    OPTION TERM ($)(3)(4)
                                 OPTIONS        EMPLOYEES IN      PRICE      EXPIRATION    ------------------------
           NAME               GRANTED (#)(1)    FISCAL YEAR     ($/SH)(2)       DATE           5%           10%
---------------------------   --------------    ------------    ---------    ----------    ----------    ----------
William N. Melton..........            --             --             --              --            --            --
Bruce G. Wilson............        27,000              0           6.00        11/30/05       101,881       258,186
Denis Yaro.................        80,000            7.8          15.00         1/26/06       754,674     1,912,491
                                   80,000            7.8          15.00          6/7/06       754,674     1,912,491
Jeffrey S. Irby............        30,000            2.9          32.25        10/21/06       608,456     1,541,946
Stephen D. Crocker.........       200,000              0           2.00         4/05/05       251,558       637,497
Russell B. Stevenson,
  Jr. .....................        35,000            3.4          31.75         4/12/06       698,859     1,771,046


---------------
(1) The options are generally incentive stock options with vesting based either on time or performance. Time-based vesting generally occurs over 40 months, with 7.5% of the shares vesting after three months, and 2.5% of the shares vesting each month for the next 37 months. Performance based vesting is specified by the specific terms of the option.

(2) The exercise price is equal to 100% of the fair market value of the Common Stock on the date of the grant.


(3) The options have a ten-year term, subject to earlier termination upon death, permanent and total disability or termination of employment.


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

     The following table sets forth information with respect to (i) the exercise of stock options during the fiscal year ended December 31, 1996 by the Company's President and Chief Executive Officer and the Company's five other most highly compensated officers and key employees, (ii) the number of unexercised options held as of December 31, 1996 by the Company's President and Chief Executive Officer and the Company's five other most highly compensated officers and key employees and (iii) the value as of December 31, 1996 of unexercised in-the-money options; that is, the amount by which the exercise price exceeds the fair market value of the Common Stock as of December 31, 1996 ($23.00).


   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES


                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                  OPTIONS                 IN-THE-MONEY OPTIONS AT
                                     SHARES ACQUIRED       AT FISCAL YEAR END (#)          FISCAL YEAR-END ($)(2)
                                       ON EXERCISE      ----------------------------    ----------------------------
               NAME                        (#)          EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------------   ---------------    -----------    -------------    -----------    -------------
William N. Melton.................         --                  --              --              --               --
Bruce G. Wilson...................          0               8,775          18,225         149,175          309,825
Denis Yaro........................          0              34,000         126,000         272,000        1,008,000
Jeffrey S. Irby...................          0               2,000          28,000               0                0
Stephen D. Crocker (1)............          0                   0          60,000               0        1,260,000
Russell B. Stevenson, Jr. ........          0               7,000          28,000               0                0


---------------
(1) Includes 60,000 shares held by Mr. Crocker issued upon exercise of options but subject to a right of repurchase by the Company.


(2) Based on the closing price of the Company's Common Stock on December 31, 1996 of $23.00 per share, minus the exercise price, multiplied by the number of shares underlying the option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Stock as of May 9, 1997 for (i) each stockholder who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each executive officer of the Company, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified, the address of all stockholders is the address of the Company set forth herein.



                 NAME AND ADDRESS OF
                   BENEFICIAL OWNER                      NUMBER OF SHARES (1)    % OF SHARES OUTSTANDING
                ----------------------                   --------------------    -----------------------
William N. Melton (2).................................         2,294,258                  21.08%
SOFTBANK Holdings, Inc................................           976,540                   8.97
  2951 28th Street, #3060
  Santa Monica, CA 90405
VeriFone, Inc. (3)....................................           900,000                   8.27
  Three Lagoon Drive
  Suite 400
  Redwood City, CA 94065
Daniel C. Lynch (4)...................................           744,400                   6.84
Edward R. Kozel (5)(6)................................           602,000                   5.53
Cisco Systems, Inc. (6)...............................           600,000                   5.51
  225 West Tasman Drive
  San Jose, CA 95134
Stephen D. Crocker (7)................................           252,561                   2.32
Bruce G. Wilson (8)...................................           163,164                   1.50
Denis Yaro (9)........................................            60,000                      *
Michael Rothschild (10)...............................            38,924                      *
Russell B. Stevenson, Jr. (9).........................            13,125                      *
Jeffrey S. Irby (9)...................................            12,500                      *
Garen K. Staglin (9)..................................             1,826                      *
All directors and executive officers as a group
  (10 persons) (11)...................................         4,182,758                  38.08%


---------------
 *  Less than one percent.


 (1) The ownership of shares of Common Stock reported herein is based upon filings with the Securities and Exchange Commission (the "Commission"). Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 10,882,664 shares outstanding as of May 9, 1997.


 (2) Includes 15,000 shares held by members of Mr. Melton's immediate family.

 (3) Information presented is based on a Schedule 13G filed by VeriFone, Inc. with the Commission on February 12, 1997. Includes 100,000 shares owned by a wholly-owned subsidiary of VeriFone.


 (4) Consists of 719,400 shares held by The Lynch Living Trust U/T/A dated March 2, 1990 of which Daniel C. Lynch and Karen D. Lynch are co-trustees; 10,000 shares held by The Katherine Danielle Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; 10,000 shares held by The Michael MacAllen Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; and 5,000 shares held by The Francis Troy Lynch Irrevocable Trust of which Daniel C. Lynch is trustee.

 (5) Includes 600,000 shares held by Cisco Systems, Inc. Mr. Kozel is a director and chief technology office of Cisco Systems, Inc. and therefore may be deemed to share voting and investment power with respect to such shares.

 (6) Information presented is based on a Schedule 13G filed by Cisco Systems, Inc. with the Commission on February 14, 1997.


 (7) Includes 41,250 shares of common stock issued upon early exercise of employee stock options that are subject to repurchase by the Company as of May 9, 1997.



 (8) Includes 12,825 shares subject to stock options exercisable within 60 days of May 9, 1997.



 (9) Consists of shares subject to stock options exercisable within 60 days of May 9, 1997.


(10) All shares held by The Michael L. Rothschild Trustee Revocable Trust U/T/A dated August 9, 1993.


(11) Includes 600,000 shares held by an entity affiliated with a director of the Company as described in footnote 5 above, 100,276 shares subject to stock options exercisable within 60 days May 9, 1997 and 41,250 shares of common stock issued upon early exercise of employee stock options that are subject to repurchase by the Company as of May 9, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In connection with the exercise of stock options during 1995, Stephen Crocker, Larry Gilbert and Magdalena Yesil executed promissory notes in the amounts of $400,000, $150,000 and $330,000, respectively, with interest payable at an annual rate of 6%, which mature three years from the date of the note and are secured by the Common Stock issued upon exercise of the options. The Company paid Mr. Crocker, the Company's Chief Technology Officer, $29,021 to reimburse him for the interest that he paid on his note during 1996. The Company paid Mr. Gilbert, who was the Company's Secretary and General Counsel prior to April 1996, $10,883 to reimburse him for the interest that he paid on his note during 1996. During 1996, the Company repurchased from Ms. Yesil, who was an executive officer of the Company prior to September 1996, 20,000 shares of the Company's Common Stock at $6.00 a share upon the termination of her employment. In addition, Ms. Yesil repaid $224,454, representing principal and interest on her promissory note, in satisfaction of the note. As of May 9, 1997, the outstanding amounts of principal owed by Mr. Crocker and Mr. Gilbert were $400,000 and $150,000, respectively.

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

     (b) REPORTS ON FORM 8-K: None.

     (c) EXHIBITS. See Item 14(a) above.

     (d) FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYBERCASH, INC.
                                          Registrant


May 14, 1997



                                          By:  /s/ RUSSELL B. STEVENSON, JR.

                                          ----------------------------------

                                                 Russell B. Stevenson, Jr.


                                               General Counsel and Secretary



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons, which include the principal executive officer, the principal financial officer and principal accounting officer and a majority of the Board of Directors, on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ WILLIAM N. MELTON*         President, Chief Executive Officer &         May 14, 1997
----------------------------------     Director
        William N. Melton              (Principal Executive Officer)

       /s/ JAMES J. CONDON           Chief Financial Officer (Principal           May 14, 1997
----------------------------------     Financial
         James J. Condon               Officer and Principal Accounting
                                       Officer)

       /s/ DANIEL C. LYNCH*          Chairman of the Board of Directors           May 14, 1997
----------------------------------
         Daniel C. Lynch

                                     Director
----------------------------------
         Edward R. Kozel

     /s/ MICHAEL ROTHSCHILD*         Director                                     May 14, 1997
----------------------------------
        Michael Rothschild

      /s/ GAREN K. STAGLIN*          Director                                     May 14, 1997
----------------------------------
          Garen Staglin

 * /s/ RUSSELL B. STEVENSON, JR.
----------------------------------
    Russell B. Stevenson, Jr.
         Attorney-in-Fact

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------      ----------------------------------------------------------------------------------
  3.1        Amended and Restated Certificate of Incorporation (1)
  3.2        Bylaws (1)
  4.1        Form of the Company's common stock certificate (1)
 10.1        Form of Indemnity Agreement entered into between the Company and certain of its directors and executive officers (1)(2)
 10.2        1995 Stock Option Plan (1)(2)
 10.3        Form of Incentive Stock Option (1)(2)
 10.4        Form of Performance Stock Option (1)(2)
 10.5        Form of Non-Statutory Stock Option (1)(2)
 10.6        1995 Employee Stock Purchase Plan (1)(2)
 10.7        1995 Non-Employee Directors' Stock Option Plan (1)(2)
 10.8        Sublease dated March 14, 1995 by and between the Company and Health & Sciences
             Television Network, Inc. and Lease dated October 18, 1993 between Gateway Virginia
             Properties, Inc. and Health & Sciences Television Network, Inc. (1)
 10.9        Lease dated November 30, 1994 by and between the Company and Gateway Virginia
             Properties, Inc. and First Amendment to Lease dated November 7, 1995 (1)
 10.10       Second Amendment to Lease dated April 29, 1996 by and between the Company and
             Gateway Virginia Properties, Inc. (3)
 10.11       Sublease Agreement dated December 16, 1996 by and between the Company and National
             Food Brokers Association. (3)
 10.12       Sublease dated March 27, 1996 by and between the Company and Sega of America, Inc.
             and Addendum No. One to the Sublease dated April 12, 1996 (regarding office space subleased to the Company). (3)
 10.12(i)    Sublease dated July 30, 1996 by and between the Company and Sega of America, Inc.
             (regarding office space subleased to Sega of America). (3)
 10.13       Amended and Restated Investors' Rights Agreement, dated August 24, 1994, between the Company and certain investors. (1)
 10.13(i)    Amendment, dated September 29, 1995, to Amended and Restated Investors' Rights
             Agreement. (1)
 10.14       BSAFE/TIPEM OEM Master License Agreement, dated September 1995, by and between the
             Company and RSA Data Security, Inc. (1)
 10.15       Purchase Agreement dated February 15 1996 by and between the Company and SOFTBANK
             Holdings, Inc. (3)
 11.1        Statement regarding calculation of net loss per share (3)
 21.1        Subsidiaries of the Company (3)
 23.1        Consent of Ernst & Young LLP, independent auditors (3)
 27.1        Financial Data Schedule (3)


---------------
(1) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-80725) (the "Form S-1").

(2) Indicates a management compensatory plan, contract or arrangement.


(3) Previously filed.