Form 10-Q
period 1997-03-31
CYBERCASH INC
filed 1997-05-14
CIK 1004232

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                Yes  X   No
                                    ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          COMMON STOCK, $0.001 PAR VALUE                  10,843,176 SHARES
          ------------------------------                  -----------------
                      (CLASS)                      (OUTSTANDING AT MARCH 31, 1997)

================================================================================

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
           Consolidated Statements of Operations for the three months ended March
             31, 1997 and 1996.....................................................      2
           Consolidated Balance Sheets as of March 31, 1997 and December 31,
             1996..................................................................      3
           Consolidated Statements of Cash Flows for the three months ended March
             31, 1997 and 1996.....................................................      4
           Notes to Consolidated Financial Statements..............................      5
Item 2.    Management's Discussion and Analysis of Financial Conditions and Results
             of Operations.........................................................      7

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................     10
Item 2.    Changes in Securities...................................................     10
Item 3.    Defaults upon Senior Securities.........................................     10
Item 4.    Submission of Matters to a Vote of Security-Holders.....................     10
Item 5.    Other Information.......................................................     10
Item 6.    Exhibits and Reports on Form 8-K........................................     10
           Signatures..............................................................     11

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                         1997          1996
                                                                      -----------   -----------
Revenues............................................................  $   155,395   $    21,619
Costs and expenses:
  Research and development..........................................    3,511,386     2,846,464
  Sales and marketing...............................................    2,460,342     1,146,439
  General and administrative........................................    1,610,696     1,015,671
  Write-off of NetBill technology license...........................    2,162,500            --
                                                                      -----------   -----------
Loss from operations................................................   (9,589,529)   (4,986,955)
Interest and other income...........................................      381,963       372,086
                                                                      -----------   -----------
Net loss............................................................  $(9,207,566)  $(4,614,869)
                                                                      ===========   ===========
Net loss per share..................................................  $     (0.86)  $     (0.72)
                                                                      ===========   ===========
Weighted average shares outstanding.................................   10,730,657     6,443,475
                                                                      ===========   ===========

                            See accompanying notes.

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,     DECEMBER 31,
                                                                        1997           1996
                                                                    ------------   ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.......................................  $ 26,376,147   $ 33,687,076
  Restricted cash.................................................       250,000        250,000
  Accounts receivable.............................................       160,568        151,765
  Prepaid expenses and other current assets.......................       578,190        694,062
                                                                    ------------   ------------
          Total current assets....................................    27,364,905     34,782,903
Property and equipment, net.......................................     5,568,514      5,629,664
Other long-term assets............................................       613,869        637,514
                                                                    ------------   ------------
          Total assets............................................  $ 33,547,288   $ 41,050,081
                                                                    ============   ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................  $  1,009,081   $  1,263,923
  Accrued bonus and employee benefits.............................       360,511      1,067,025
  Other accrued expenses..........................................       747,892        519,647
  Deferred revenue................................................       116,950         90,000
                                                                    ------------   ------------
          Total current liabilities...............................     2,234,434      2,940,595

Commitments

Stockholders' equity
  Common Stock, $.001 par value; 25,000,000 shares authorized;
     10,863,176 shares issued and 10,843,176 outstanding as of
     March 31, 1997 and 10,732,262 issued and 10,712,262
     outstanding as of December 31, 1996..........................        10,863         10,732
  Class A Warrants................................................        32,500             --
  Additional paid-in capital......................................    79,502,301     77,201,462
  Accumulated deficit.............................................   (46,921,996)   (37,714,430)
  Treasury stock, at cost, 20,000 shares..........................      (120,000)      (120,000)
  Foreign currency translation....................................      (100,003)       (87,569)
  Receivable from sale of Common Stock............................      (812,455)      (820,233)
  Unearned compensatory stock options.............................      (278,356)      (360,476)
                                                                    ------------   ------------
          Total stockholders' equity..............................    31,312,854     38,109,486
                                                                    ------------   ------------
          Total liabilities and stockholders' equity..............  $ 33,547,288   $ 41,050,081
                                                                    ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                         1997          1996
                                                                      -----------   -----------
OPERATING ACTIVITIES
Net loss............................................................  $(9,207,566)  $(4,614,869)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation......................................................      587,701       208,840
  Write-off of NetBill technology license...........................    2,162,500            --
  Accrued interest on receivable from sale of common stock..........      (11,802)      (16,185)
  Compensation expense related to stock options.....................      190,654        52,545
  Changes in operating assets and liabilities:
     Accounts receivable............................................       (8,803)           --
     Prepaid expenses and other current assets......................      115,872      (338,288)
     Other long term assets.........................................       23,645        72,281
     Accounts payable, accrued expenses and deferred revenue........     (706,161)    1,498,324
                                                                      -----------   -----------
Net cash used in operating activities...............................   (6,853,960)   (3,137,352)
INVESTING ACTIVITIES
Purchases of property and equipment.................................     (526,551)   (1,326,012)
                                                                      -----------   -----------
Net cash used in investing activities...............................     (526,551)   (1,326,012)
FINANCING ACTIVITIES
Proceeds from receivable from issuance of Common Stock..............       19,580            --
Proceeds from issuance of Common Stock..............................           --    58,253,212
Proceeds from issuance of Common Stock through the Employee Stock
  Option Plan.......................................................       62,435            --
                                                                      -----------   -----------
Net cash provided by financing activities...........................       82,015    58,253,212
                                                                      -----------   -----------
Effect of exchange rates changes on cash and cash equivalents.......      (12,433)           --
                                                                      -----------   -----------
Net (decrease) increase in cash and cash equivalents................   (7,310,929)   53,789,848
Cash and cash equivalents at beginning of period....................   33,687,076     5,294,622
                                                                      -----------   -----------
Cash and cash equivalents at end of period..........................  $26,376,147   $59,084,470
                                                                       ==========    ==========

                            See accompanying notes.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. (the "Company" or "CyberCash"), was incorporated on August 29, 1994 in the State of Delaware and was in the development stage from date of inception through December 31, 1996. CyberCash is a leading provider of Internet payment processing services to financial institutions in the United States and abroad. The Company's suite of Internet payment services features the electronic counterparts to cash, credit cards, and checks.

     The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

ACQUISITION OF NETBILL TECHNOLOGY LICENSE

     On March 21, 1997, CyberCash entered into a technology licensing agreement with Carnegie Mellon University ("CMU") whereby the Company acquired the exclusive, worldwide rights to CMU's NetBill technology for use in network-based electronic commerce. NetBill is a development stage technology for the facilitation of electronic commerce over the Internet. The consideration for the license included 120,000 shares of the Company's Common Stock, plus Warrants to purchase another 50,000 shares of the Company's Common Stock at an exercise price of $16.45 per share. The Warrants are divided into 25,000 Class A Warrants and 25,000 Class B Warrants. Each class will become exercisable in five equal annual installments of 5,000 Warrant shares, commencing on the first anniversary of the license, provided that the exercise of the Class B Warrants shall also be conditioned upon certain milestones, as described in the agreement. In addition CyberCash agreed to a cash royalty of $450,000, payable over four years. The Company will expense the royalty payments as incurred. In accordance with the Company's research and development policy, the Company recorded a non-cash charge to operations of $2,162,500, for the fair value of the Common Stock and Class A Warrants issued in the acquisition of the NetBill technology license.

SUBSEQUENT EVENT

     On April 24, 1997, CyberCash and Softbank Corporation ("Softbank") entered into a joint venture agreement to commercialize CyberCash's technology in Japan. Pursuant to the agreement, the parties have formed a Japanese corporation, CyberCash Kabushiki Kaisha ("CCKK"), which will serve as the joint venture entity. A 95%-owned subsidiary of CyberCash owns 200 shares of CCKK's Common Stock, and Softbank has purchased 80 shares of CCKK's Preferred Stock, which is convertible into Common Stock on a one-for-one basis. Softbank has agreed to purchase an additional 120 shares of CCKK's Preferred Stock by June 30, 1997. CyberCash will account for its interest in the joint venture under the equity method.

     In May 1997, CyberCash and CCKK entered into a Software Development Agreement. Under the agreement, CyberCash will modify the CyberCash technology and will license it to CCKK for use in the Japanese market. CCKK will pay CyberCash $100,000 plus its fully-burdened costs of performing this work, not to exceed $1,100,000 in total.

                                CYBERCASH, INC.

RECENT PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is required to be adopted on December 31, 1997. The Company does not believe that Statement No. 128 will have an impact on the Company's calculation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future period. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. The uncertainties and risks include the pace of growth of Internet commerce, development by the Company and its competitors of new products and services, strategic decisions by major participants in the industry, competitive pricing pressures, legal and regulatory developments, and general economic conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Overview. The Company's future operating performance will depend in large part on whether, and how quickly, the Internet will emerge as a widely-used commercial marketplace. Global commerce on the Internet is new and evolving rapidly. It is therefore difficult to predict with any assurance if and when the Internet will prove to be a viable commercial marketplace, and what role, if any, payment systems such as those offered by the Company, will play in that marketplace. The Company's revenue expectations have been based almost entirely on expectations of future demand rather than on actual experience. Moreover, the Company has limited historical financial data on which to base forecasts of its operating expenses. Accordingly, the Company's expense levels have been based in part on expectations as to future revenues and expected development and marketing requirements. Since its inception in August 1994, the Company has devoted most of its efforts to development and marketing in preparation for and anticipation of the growth in Internet commerce that it expected would create a substantial market for its Internet payment services. The Company also has made significant investments in computers, networking systems and telecommunications equipment. Largely, as a result of the expenses associated with these efforts, the Company's operating expenses have increased each quarter through the end of 1996.

     Internet commerce has been developing at a slower rate than anticipated, and as a result, the number of transactions the Company processes has not grown as quickly as it had expected. During the first quarter of 1997, the Company implemented several initiatives intended to increase its transaction levels. The Company introduced the PayNow(TM) Secure Electronic Check Service in a pilot program with leading bill presentment services; introduced the Digital NewStand, thus expanding the pay-per-view concept to the Internet for high-value information; partnered with ESPNet SportZone to provide single-day access to its premium content using CyberCoin(TM); and agreed to enter into joint ventures in Japan and Germany to develop and market the CyberCash technology in those markets.

     In some cases, the Company has been able to get strategic alliances and joint venture partners to pay for all or part of the development work performed by the Company for adapting its technology to new uses or to foreign markets. In many of these cases, the Company anticipates that the software developed through these joint efforts will produce transaction revenues for the Company in the future. The Company intends to continue with this strategy of generating revenues from software development whenever possible to help finance its overall development program.

     The Company also implemented during the first quarter of 1997, several cost-cutting strategies to decrease operating costs in order to adjust for the slow-growth rate of Internet commerce. In connection with the Company's restructuring plan, the Company recorded a $344,000 one-time restructuring charge in the first quarter of 1997 associated with the termination of approximately 15 employees. As a result of the Company's restructuring plan, operating expenses, net of the non-cash charge for the acquisition of NetBill of $2,162,500 and the one-time restructuring charge of $344,000, decreased 16% from $8,604,000 for the three months ended December 31, 1996 to $7,238,000 for three months ended March 31, 1997.

     Revenues. The Company's revenues for the three months ended March 31, 1997 and 1996 were $155,000 and $22,000, respectively. Revenues derived from transaction processing and connection fees for Secure Credit Card services and CyberCoin were $69,000 for the three months ended March 31, 1997. Revenues from software development were $86,000 and $22,000 for the three months ended March 31, 1997 and 1996, respectively.

OPERATING EXPENSES

     Research and Development. Research and development expenses were $3,511,000 and $2,846,000 for the three months ended March 31, 1997 and 1996, respectively. The Company's research and development expenses for the three months ended March 31, 1997 were primarily related to development of the PayNow Secure Electronic Check Service; maintenance and upgrade of CyberCoin and Secure Credit Card Services; development and refinement of methods for efficient connection to existing financial networks for transaction processing; the continuing development of open and interoperable payment solutions; and a portion of the restructuring charge. The Company believes that significant continuing investments in research and development will be required to remain competitive. To date, all of the Company's software development costs have been expensed as incurred. The Company will continue to expense such costs until such time as the recoverability of such costs through future benefits can be established.

     Sales and Marketing. Sales and marketing expenses were $2,460,000 and $1,146,000 for the three months ended March 31, 1997 and 1996, respectively. Sales and marketing expenses for the three months ended March 31, 1997 were primarily related to a marketing promotion with ESPNet SportZone; the introduction of PayNow Secure Electronic Check Service; continued promotion of Secure Credit Card and CyberCoin services; expansion of the Company's relationships with financial institutions and processors; and a portion of the restructuring charge.

     General and Administrative. General and administrative expenses were $1,611,000 and $1,016,000 for the three months ended March 31, 1997 and 1996, respectively. The general and administrative expenses for the three months ended March 31, 1997 primarily reflect personnel costs in the areas of human resources, finance, legal and administration.

     Acquisition of NetBill Technology License. On March 21, 1997, CyberCash entered into a technology licensing agreement with Carnegie Mellon University ("CMU") whereby the Company acquired the exclusive, worldwide rights to CMU's NetBill technology for use in network-based electronic commerce. In accordance with the Company's research and development policy, the Company recorded a non-cash charge to operations of $2,162,500, for the fair value of the Common Stock and Class A Warrants issued in the acquisition of the NetBill technology license.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash and cash equivalents of $26,376,000 compared to $33,687,000 at December 31, 1996. The decrease in cash and cash equivalents of $7,311,000 is due to a net loss of $9,208,000; capital expenditures of $527,000; a decrease in accounts payable and accrued expenses of $706,000; an increase in the accrued interest on receivable from sale of common stock of $12,000; and the effect of exchange rates of $12,000. These items are offset by non-cash expenses of $2,163,000 for the write-off of the NetBill technology license; $778,000 for depreciation and compensation expense related to stock options; a decrease in other assets of $131,000; proceeds from receivable from the sale of Common Stock of $20,000; and proceeds from the issuance of Common Stock through the Employee Stock Option Plan of $62,000.

     The Company currently anticipates that its available cash resources combined with future cash flows from operations will be sufficient to meet its presently anticipated working capital needs for at least the next 12 months. Thereafter, the Company may need to raise additional funds through debt and/or equity financing. The Company's estimates of its cash requirements are forward-looking statements, and there is no assurance that the Company's actual cash requirements will not exceed its currently anticipated cash requirements. The

Company may need to raise additional funds sooner than anticipated in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     On March 21, 1997, CyberCash acquired a technology license from Carnegie Mellon University ("CMU") part of the consideration of which was the issuance to CMU of 120,000 shares of the Company's Common Stock, plus Warrants to purchase another 50,000 shares of the Company's Common Stock at an exercise price of $16.45 per share. The Warrants are divided into 25,000 Class A Warrants and 25,000 Class B Warrants. Each class will become exercisable in five equal annual installments of 5,000 Warrant shares, commencing on the first anniversary of the license, provided that the exercise of the Class B Warrants shall also be conditioned upon certain milestones, as described in the license. The Company issued these shares and warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               CyberCash, Inc.
                                                ---------------------------------------------
                                                                (Registrant)

Date: May 14, 1997
                                                ---------------------------------------------
                                                              William N. Melton
                                                    President and Chief Executive Officer

Date: May 14, 1997
                                                ---------------------------------------------
                                                               James J. Condon
                                                           Chief Financial Officer