Form 10-Q
period 1997-09-30
CYBERCASH INC
filed 1997-11-12
CIK 1004232

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                     2100 RESTON PARKWAY, RESTON, VA 20191
          (Address of principal executive offices, including zip code)

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

          COMMON STOCK, $0.001 PAR VALUE                  11,024,758 SHARES
                      (CLASS)                    (OUTSTANDING AT SEPTEMBER 30, 1997)

================================================================================

                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
           Consolidated Statements of Operations for the three and nine months ended
             September 30, 1997 and 1996............................................      2
           Consolidated Balance Sheets as of September 30, 1997 and December 31,
             1996...................................................................      3
           Consolidated Statements of Cash Flows for the nine months ended September
             30, 1997 and 1996......................................................      4
           Notes to Consolidated Financial Statements...............................      5
Item 2.    Management's Discussion and Analysis of Financial Conditions and Results
             of Operations..........................................................      6
Item 3.    Qualitative and Quantitative Market Risk Disclosure......................      9

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings........................................................     10
Item 2.    Changes in Securities....................................................     10
Item 3.    Defaults upon Senior Securities..........................................     10
Item 4.    Submission of Matters to a Vote of Security-Holders......................     10
Item 5.    Other Information........................................................     10
Item 6.    Exhibits and Reports on Form 8-K.........................................     10
           Signatures...............................................................     11

                        PART I -- FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                           --------------------------    ----------------------------
                                              1997           1996            1997            1996
                                           -----------    -----------    ------------    ------------
Revenues................................   $ 1,514,243    $    39,088    $  2,481,999    $     76,793
Costs and expenses:
     Research and development...........     3,393,315      3,900,743       9,876,514      10,662,533
     Sales and marketing................     2,635,106      3,072,160       7,920,164       6,330,286
     General and administrative.........     1,450,741      1,351,269       4,712,220       3,282,982
     Write-off of NetBill technology
       license..........................            --             --       2,162,500              --
                                           -----------    -----------    ------------    ------------
Loss from operations....................    (5,964,919)    (8,285,084)    (22,189,399)    (20,199,008)
Interest and other income...............       405,851        618,320       1,099,217       1,696,353
                                           -----------    -----------    ------------    ------------
Net loss................................   $(5,559,068)   $(7,666,764)   $(21,090,182)   $(18,502,655)
                                            ==========     ==========     ===========     ===========
Net loss per share......................   $     (0.51)   $     (0.72)   $      (1.94)   $      (2.00)
                                            ==========     ==========     ===========     ===========
Weighted average shares outstanding.....    10,912,656     10,656,536      10,843,558       9,233,691
                                            ==========     ==========     ===========     ===========

                            See accompanying notes.

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                                        30,        DECEMBER 31,
                                                                        1997           1996
                                                                    ------------   ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.......................................  $ 20,526,142   $ 33,687,076
  Short-term investments..........................................     8,779,773             --
  Restricted cash.................................................       263,132        250,000
  Accounts receivable.............................................     1,382,789        151,765
  Prepaid expenses and other current assets.......................       530,255        694,062
                                                                    ------------   ------------
          Total current assets....................................    31,482,091     34,782,903
Property and equipment, net.......................................     4,833,187      5,629,664
Investment in affiliates..........................................        82,645             --
Other long-term assets............................................       630,404        637,514
                                                                    ------------   ------------
          Total assets............................................  $ 37,028,327   $ 41,050,081
                                                                     ===========    ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................  $    560,741   $  1,263,923
  Accrued bonus and employee benefits.............................       657,998      1,067,025
  Other accrued expenses..........................................       965,862        519,647
  Deferred revenue................................................       329,588         90,000
                                                                    ------------   ------------
          Total current liabilities...............................     2,514,189      2,940,595

Commitments

Series C Convertible Preferred Stock, $.001 par value; 15,000 shares authorized and designated, 13,500 shares issued and outstanding; liquidation preference of $13,605,411 at September
  30, 1997........................................................    12,768,753             --
Stockholders' equity:
  Common Stock, $.001 par value; 25,000,000 shares authorized;
     11,044,758 shares issued and 11,024,758 outstanding as of
     September 30, 1997 and 10,732,262 shares issued and
     10,712,262 outstanding as of December 31, 1996...............        11,045         10,732
  Class A Warrants................................................        32,500             --
  Additional paid-in capital......................................    81,729,886     77,201,462
  Accumulated deficit.............................................   (58,804,612)   (37,714,430)
  Treasury stock, at cost, 20,000 shares..........................      (120,000)      (120,000)
  Foreign currency translation....................................      (109,345)       (87,569)
  Receivable from sale of Common Stock............................      (816,784)      (820,233)
  Unearned compensatory stock options.............................      (177,305)      (360,476)
                                                                    ------------   ------------
          Total stockholders' equity..............................    21,745,385     38,109,486
                                                                    ------------   ------------
          Total liabilities and stockholders' equity..............  $ 37,028,327   $ 41,050,081
                                                                     ===========    ===========

                            See accompanying notes.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                        1997           1996
                                                                    ------------   ------------
OPERATING ACTIVITIES
Net loss..........................................................  $(21,090,182)  $(18,502,655)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation....................................................     1,793,700        857,380
  Write-off of NetBill technology license.........................     2,162,500             --
  Accrued interest on receivable from sale of Common Stock........       (16,551)       (47,823)
  Compensation expense related to stock options...................       128,312        257,635
  Loss on disposal of property and equipment......................       (16,558)            --
  Changes in operating assets and liabilities:
     Accounts receivable..........................................    (1,231,024)       (50,833)
     Prepaid expenses and other current assets....................       150,675       (571,316)
     Other long-term assets.......................................         7,110       (478,233)
     Accounts payable and accrued expenses........................      (665,994)     1,737,768
     Deferred revenue.............................................       239,588             --
                                                                    ------------   ------------
Net cash used in operating activities.............................   (18,538,424)   (16,798,077)
INVESTING ACTIVITIES
Purchases of short-term investments...............................    (8,779,773)            --
Investment in affiliates..........................................       (82,645)            --
Purchases of property and equipment...............................      (980,665)    (4,352,364)
                                                                    ------------   ------------
Net cash used in investing activities.............................    (9,843,083)    (4,352,364)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock............................            --     58,419,580
Proceeds from issuance of Preferred Stock.........................    14,275,945             --
Proceeds from receivable from sale of Common Stock................        20,000        239,786
Proceeds from the issuance of Common Stock through the Employee
  Stock Purchase Plan.............................................       239,551             --
Proceeds from the exercise of stock options.......................       706,853             --
                                                                    ------------   ------------
Net cash provided by financing activities.........................    15,242,349     58,659,366
                                                                    ------------   ------------
Effect of exchange rates changes on cash and cash equivalents.....       (21,776)       (59,527)
                                                                    ------------   ------------
Net (decrease) increase in cash and cash equivalents..............   (13,160,934)    37,449,398
Cash and cash equivalents at beginning of period..................    33,687,076      5,294,622
                                                                    ------------   ------------
Cash and cash equivalents at end of period........................  $ 20,526,142   $ 42,744,020
                                                                     ===========    ===========

                            See accompanying notes.

                                CYBERCASH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. (the "Company" or "CyberCash"), was incorporated on August 29, 1994 in the State of Delaware and was in the development stage from date of inception through December 31, 1996. CyberCash is a technology-driven company that provides software and services to enable secure financial transactions over the Internet. The Company's suite of Internet payment services features the electronic counterparts to cash, credit cards, and checks.

     The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

ACQUISITION OF NETBILL TECHNOLOGY LICENSE

     On March 21, 1997, CyberCash entered into a technology licensing agreement with Carnegie Mellon University ("CMU") whereby the Company acquired the exclusive worldwide rights to CMU's NetBill technology for use in network-based electronic commerce. NetBill is a development stage technology for the facilitation of electronic commerce over the Internet. The consideration for the license included 120,000 shares of the Company's Common Stock, plus Warrants to purchase another 50,000 shares of the Company's Common Stock at an exercise price of $16.45 per share. The Warrants are divided into 25,000 Class A Warrants and 25,000 Class B Warrants. Each class will become exercisable in five equal annual installments of 5,000 Warrant shares, commencing on the first anniversary of the license, provided that the exercise of the Class B Warrants is conditioned upon certain milestones, as described in the agreement. In addition, CyberCash agreed to pay a cash royalty of $450,000 over a period of four years. The Company will expense the royalty payments as incurred. In accordance with the Company's research and development policy, the Company recorded a non-cash charge to operations of $2,162,500 during the three months ended March 31, 1997, for the fair value of the Common Stock and Class A Warrants issued in the acquisition of the NetBill technology license.

JOINT VENTURE AND SOFTWARE DEVELOPMENT AGREEMENTS

     On May 13, 1997, CyberCash and Softbank Corporation ("Softbank") entered into a joint venture agreement to commercialize CyberCash's technology in Japan. Pursuant to the agreement, the parties formed a Japanese corporation, CyberCash Kabushiki Kaisha ("CCKK"), to serve as the joint venture entity. A 95%-owned subsidiary of CyberCash owns 200 shares of CCKK's Common Stock, and Softbank and several other entities have purchased 220 shares of CCKK's Preferred Stock, which is convertible into CCKK's Common Stock on a one-for-one basis.

     In May 1997, CyberCash and CCKK entered into a Software Development Agreement. Under the agreement, CyberCash will modify the CyberCash technology and will license it to CCKK for use in the Japanese market. CCKK will pay CyberCash $100,000 plus its fully-burdened costs of performing this work, not to exceed $1,100,000, in total.

     On October 3, 1997, CyberCash, Dresdner Bank AG ("Dresdner") and Landesbank Sachsen Girozentrale ("Sachsen") formed a joint venture, CyberCash GmbH ("CC GmbH"), to commercialize CyberCash's technology in Germany. A wholly owned subsidiary of CyberCash owns 40% of CC GmbH's equity shares with Dresdner and Sachsen owning the remaining 40% and 20% of the shares, respectively.

     CyberCash and CC GmbH have agreed to enter into a technology license agreement. Under the agreement, CyberCash will modify the CyberCash technology and will license it to CC GmbH for use in the German market. CC GmbH has agreed to pay CyberCash DM 3,600,000 (approximately $2.1 million) for the initial licensing of the technology, in addition to annual maintenance fees of $80,000.

PRIVATE PLACEMENT

     On August 5, 1997, the Company completed a private placement with two institutional investors for 15,000 shares of the Company's Series C Convertible Preferred Stock with a stated value of $1,000 per share resulting in net proceeds of approximately $14.3 million. The Series C Convertible Preferred Stock is convertible into the number of shares of the Company's Common Stock equal to the stated value plus a premium of 5% per annum of the stated value from the date of issuance of the Series C Convertible Preferred Stock divided by a conversion price based on the market price of the Company's Common Stock on the Nasdaq National Market during a measurement period immediately preceding the election to convert. The Series C Convertible Preferred Stock is convertible at the option of the holders subject to certain limits. The Company has registered the resale of the underlying common stock under the Securities Act of 1933. On September 9, 1997, the investors converted 1,500 shares of Series C Convertible Preferred Stock into 83,156 shares of Common Stock.

SHORT-TERM INVESTMENTS

     Short-term investments consist of commercial paper with original maturities beyond three months and less than twelve months. The Company's short-term investments are classified as available-for-sale and are carried at fair market value, in accordance with Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

RESULTS OF OPERATIONS

     Overview. The Company's future operating performance will depend in large part on whether, and how quickly, the Internet will emerge as a widely used commercial marketplace. Global commerce on the Internet is new and evolving rapidly. It is difficult to predict with any assurance when, if at all, the Internet will prove to be a viable commercial marketplace, and what role, if any, payment systems such as those offered by the

Company will play in that marketplace. The Company's revenue expectations have been based almost entirely on expectations of future demand rather than on actual experience. Since its inception in August 1994, the Company has devoted most of its efforts to development and marketing in preparation for and anticipation of the growth in Internet commerce that it expected would create a substantial market for its Internet payment services. The Company also has made significant investments in computers, networking systems and telecommunications equipment. Largely, as a result of the expenses associated with these efforts, the Company's operating expenses increased each quarter through the end of 1996, but have been maintained at approximately $7.5 million for each quarter of 1997.

     Internet commerce has developed more slowly than was generally anticipated at the time of the Company's initial public offering. As a result, the Company's revenues from transaction processing and other recurring sources have not grown as quickly as expected, and the Company has had to find other sources of revenue.

     During 1997, the Company has continued its efforts to establish a strong market position and to lay the foundations for growth in recurring revenues if and when Internet commerce becomes substantial. At the same time the Company has been able to generate revenues from some of these initiatives by getting strategic allies or joint venture partners to finance all or part of the development work necessary to adapt the Company's technology to new uses or to foreign markets. In the first nine months of 1997, the Company generated revenues from development work for an alliance with Barclays Bank, UK to launch BarclayCoin; development work performed for Netscape on software for a pilot of the Secure Electronic Transaction (SET) protocol in Japan; license and development fees from joint ventures it formed in Japan and Germany to make the CyberCash technology available in those markets. The Company intends to continue whenever possible to seek revenues from development work it performs in connection with joint ventures and strategic alliances in order to help finance its overall development program.

     During the first nine months of 1997, the Company also launched several other significant initiatives intended to enhance its strategic position in the marketplace. It introduced the PayNow(TM) Secure Electronic Check Service in a pilot program with leading bill presentment services; made available two of CyberCash's payment components for the Microsoft Wallet and Microsoft Commerce Server; included the CyberCash Wallet as a plug-in to the Netscape Communicator Internet Access Edition; partnered with ESPNet SportZone and E*trade to provide single-day access to their premium content using the CyberCoin(R) service; and formed strategic alliances with iCat Corporation, Paymentech, Vision Factory, Coopers & Lybrand, Oracle, and Digital Insight.

     The Company believes that, if the volume of Internet commerce continues to accelerate during 1998, and if there is a resulting increase in the demand for Internet payment services, these and other initiatives should position it to be able to capture a significant share of the Internet payment service market. It is not certain, however, that the market for Internet payment services will grow, that the Company will succeed in obtaining a significant market share, or that it will be able to price its services at a level that is profitable.

     Revenues. The Company's revenues for the three months ended September 30, 1997 and 1996 were $1,514,000 and $39,000, respectively, and $2,482,000 and
$77,000 for the nine months ended September 30, 1997 and 1996, respectively. Revenues derived from transaction processing and connection fees for Secure Credit Card and CyberCoin services were $78,000 and $18,000 for the three months ended September 30, 1997 and 1996, respectively, and $162,000 and $43,000 for the nine months ended September 30, 1997 and 1996, respectively. Revenues from software development and technology licensing related to strategic alliances, international joint ventures and pilot programs were $1,436,000 and $21,000 for the three months ended September 30, 1997 and 1996, respectively, and $2,320,000 and $34,000 for the nine months ended September 30, 1997 and 1996, respectively.

OPERATING EXPENSES

     Research and Development. Research and development expenses were $3,393,000 and $3,901,000 for the three months ended September 30, 1997 and 1996, respectively, and $9,877,000 and $10,663,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company's research and development expenses for the nine months ended September 30, 1997 were primarily related to continued development of the PayNow Secure Electronic Check Service; maintenance, upgrade and customization for international markets of CyberCoin and Secure Credit Card Services; development and refinement of methods for efficient connection to existing financial networks for transaction processing; and the continuing development of open and interoperable payment solutions. The Company believes that significant continuing investment in research and development will be required to remain competitive. To date, all of the Company's software development costs have been expensed as incurred. The Company will continue to expense such costs until such time as the recoverability of such costs through future benefits can be established.

     Sales and Marketing. Sales and marketing expenses were $2,635,000 and $3,072,000 for the three months ended September 30, 1997 and 1996, respectively and $7,920,000 and $6,330,000 for the nine months ended September 30, 1997 and 1996, respectively. Sales and marketing expenses for the nine months ended September 30, 1997 were primarily related to television and magazine advertisements designed to raise brand awareness of CyberCash; a marketing promotion with ESPNet SportZone; the introduction and promotion of PayNow Secure Electronic Check Service; continued promotion of Secure Credit Card and CyberCoin services; and the expansion of the Company's relationships with financial institutions, processors and merchants.

     General and Administrative. General and administrative expenses were $1,451,000 and $1,351,000 for the three months ended September 30, 1997 and 1996, respectively and $4,712,000 and $3,283,000 for the nine months ended September 30, 1997 and 1996, respectively. The general and administrative expenses for the nine months ended September 30, 1997 primarily reflect personnel costs in the areas of human resources, finance, legal and administration.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had cash and cash equivalents of $20,526,000 compared to $33,687,000 at December 31, 1996. The decrease in cash and cash equivalents of $13,161,000 is due to a net loss of $21,090,000; purchases of short-term investments of $8,780,000; capital expenditures and loss on disposals of $997,000; a decrease in accounts payable and accrued expenses of $666,000; an increase in accounts receivable and other assets of $1,090,000; an investment in affiliate of $83,000; and the effect of exchange rates of $22,000. These items are offset by non-cash expenses of $2,163,000 for the write-off of the NetBill technology license; $1,922,000 for depreciation and compensation expense related to stock options; an increase in deferred revenue of $240,000; proceeds from the issuance of Common Stock through the Employee Stock Option Plan and Employee Stock Purchase Plan of $946,000; proceeds from payment of the receivable from sale of Common Stock of $20,000; and the proceeds from the issuance of Preferred Stock of $14,276,000.

     The Company currently anticipates that its available cash resources combined with future cash flows from operations will be sufficient to meet its presently anticipated working capital needs for at least the next 12 months. Thereafter, the Company may need to raise additional funds through debt and/or equity financing. The Company's estimates of its cash requirements are forward-looking statements, and there is no assurance that the Company's actual cash requirements will not exceed its currently anticipated cash requirements. The Company may need to raise additional funds sooner than anticipated in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available when needed, on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURE

     Not Applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     On August 5, 1997, the Company completed a private placement with two institutional investors, RGC International Investors, LDC and Halifax Fund, L.P., for 15,000 shares of the Company's Series C Convertible Preferred Stock with a stated value of $1,000 per share, resulting in net proceeds to the Company of approximately $14.3 million. The Series C Convertible Preferred Stock is convertible into the number of shares of the Company's Common Stock equal to the stated value per share plus a premium of 5% per annum of the stated value from the date of issuance of the Series C Convertible Preferred Stock divided by a conversion price based on the market price of the Company's Common Stock on the NASDAQ National Market during a measurement period immediately preceding the election to convert. The Series C Convertible Preferred Stock is convertible at the option of the holders subject to certain limits on the number of shares that may be converted at any one time. This offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Company has registered under the Securities Act of 1933 the underlying common stock for resale. On September 9, 1997, the investors converted a total of 1,500 shares of Series C Convertible Preferred Stock into 83,156 shares of Common Stock.

     The Company received net proceeds of approximately $42.8 million from the initial public offering of its common stock. During the period beginning on February 15, 1996 (the effective date of the registration statement related to its initial public offering) and ending on September 30, 1997, the Company used all of the net proceeds from the offering, of which an estimated $5,333,000 was used for the purchase and installation of machinery and equipment and an estimated $37,467,000 was used for the payment of research and development expenses. The net proceeds were paid to persons other than (i) directors and officers of the Company or their associates, (ii) persons owning ten percent or more of any class of equity securities of the Company or (iii) affiliates of the Company. No other information regarding the use of proceeds has changed since the filing of the Company's Form SR for the period ended May 15, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.01        Amended and Restated Certificate of Incorporation (1)
3.02        Bylaws (1)
3.03        Certificate of Designation of Series C Convertible Preferred Stock
            (2)
4.01        Specimen Stock Certificate (1)
27          Financial Data Schedule

     (b) Reports on Form 8-K

     On August 8, 1997, the Company filed a Form 8-K that reported under items 5 and 7 the closing of a private placement of convertible preferred stock on August 5, 1997.
---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 33-80725)

(2) Incorporated by reference to the Company's Form 8-K filed with the SEC on August 5, 1997.

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

                                                     CyberCash, Inc.

                                          --------------------------------------
                                                       (Registrant)

Date: November 13, 1997                                     /s/ WILLIAM N. MELTON
                                                ---------------------------------------------
                                                              William N. Melton
                                                    President and Chief Executive Officer

Date: November 13, 1997                                      /s/ JAMES J. CONDON
                                                ---------------------------------------------
                                                               James J. Condon
                                                           Chief Financial Officer