Form 10-K405
period 1997-12-31
CYBERCASH INC
filed 1998-03-31
CIK 1004232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                             ---------------------

                                   (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from               to

                        Commission file number: 0-27470
                                CYBERCASH, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

            Delaware                                       54-1725021
    (State of incorporation)                (I.R.S. Employer Identification No.)

      2100 Reston Parkway
          Third Floor                                     (703)-620-4200
    Reston, Virginia   20191
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 20, 1998, was approximately $107,477,400 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         The number of shares of the Registrant's Common Stock outstanding as of March 20, 1998 was 11,787,313.

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

                                     PART I

ITEM 1.  BUSINESS

         CyberCash, Inc. ("CyberCash" or the "Company") is a leading provider of technology and services to enable secure electronic payments. It is a pioneer in electronic commerce on the Internet. CyberCash offers multiple payment solutions to businesses and financial institutions including, electronic analogues of cash, payment cards and checks. The Company is pursuing a global strategy, with joint ventures or strategic alliances in Germany, Japan, Canada, and the United Kingdom, in addition to its operations in the United States.

         On March 16, 1998, the Company entered into a non-binding agreement in principle to acquire ICVERIFY, Inc., a company that develops and markets payment systems software. The consummation of the acquisition is subject to the execution of a definitive agreement and certain other conditions. The following discussion does not take into account the potential effects of this acquisition on the Company's business.

                              INDUSTRY BACKGROUND

         Electronic commerce is growing rapidly both in the dollar volume of transactions and in the types of goods and services offered. Businesses that sell products and services over the Internet, whether to consumers or to other businesses, need convenient, secure means of accepting on-line payments. The Internet also offers the potential of enabling individuals to transfer money to other individuals more quickly and conveniently than by conventional means.

         The Company believes that most of the principal payment instruments used in the physical world will eventually also be used on the Internet and other electronic media. In addition, there may evolve entirely new forms of payment that are particularly well suited for electronic commerce. There will also be a need for convenient means of allowing different payment instruments to be interoperable with each other. Thus, for example, it will be desirable to enable convenient, cost-effective electronic currency translation so that a purchaser in one country can make a payment in his local currency with the seller receiving the payment in hers. Likewise, there is a need for consumers to be able to "cash" electronic checks and put the funds in their electronic wallets; or to pay a payment card bill using an electronic check.

         Merchants selling on the Internet also need a variety of services related to payments. For example, a transaction experience database for payment card transactions can offer merchants protection against payment card fraud. A currency exchange service can enable merchants to broaden their markets by conveniently offering their wares to buyers in other countries.

                            SERVICES AND TECHNOLOGY

         CyberCash offers services and technology to enable electronic payments. Currently, the customers for its services consist primarily of businesses that wish to accept payments over the Internet. These include Internet merchants and entities, such as utilities, that send bills to large numbers of customers and wish to present at least some bills, and enable their customers to pay them, electronically.

         The Company provides payment services that allow businesses to accept various payment instruments over the Internet; the "CashRegister 3 Service," which provides Internet merchants and billers with the electronic equivalent of a cash register designed specifically for electronic commerce; and other services, including training, for merchants, billers, technology partners, and financial institutions engaged in electronic commerce.

         Because of the global nature of the Internet, the Company's long term strategy calls for the deployment of its services globally. To that end, the Company licenses its technology to third parties, both in the United States and abroad, to enable them to provide electronic payment services. In some cases, the licensees offer the services under the CyberCash name, and in others, under the name of the licensee. The Company has licensed its technology to two joint ventures in which it is a participant, to financial institutions, and to strategic allies. In connection with these licensing arrangements, the Company usually performs development work to adapt its technology for the needs of the licensee. In some cases, the Company also acts as a service bureau, operating all or a portion of the service on behalf of the licensee.

PAYMENT SERVICES

         CyberCash currently offers three distinct payment services: a secure payment card transport service; CyberCoin(R), a cash-equivalent service; and PayNow(TM), a service that enables billers to accept "electronic checks" from consumers or other businesses.

         Secure Payment Card Transport Service. CyberCash's payment card service enables merchants to accept credit or debit card transactions and to transmit them to the merchant's bank or credit card processor for processing via the appropriate payment card network. The Company's service provides Internet merchants with the equivalent of the point-of-sale terminal and communications link that merchants with physical stores use to accept credit or debit card payments. Competing solutions require a merchant to procure a software package that provides the functions of a point-of-sale terminal and then to maintain either a dial-up connection or a dedicated communications link to a payment card processor. Because CyberCash uses the Internet to provide a secure communications link between the merchant and its processor, the merchant bears no direct communications cost.

         Merchants may use CyberCash's existing service for taking payments whether or not a consumer has an electronic "wallet." Consumers that do not have wallets enter their credit card numbers and, if necessary, shipping and other information, on a form at the merchant's web site - normally using the "Secure Sockets Layer" (SSL) protocol or another form of secure connection. The transaction is then transmitted for authorization, via the Company's "CashRegister," to the appropriate card processing network. Once the purchase has been fulfilled, the service enables the merchant to submit the transaction for payment. Consumers who have an electronic wallet that is compatible with CyberCash's systems may bind one or more payment cards to the wallet. To make a purchase they can then simply click on the card they want to use, effecting transactions without having to type in the card number each time.

         The Company offers its payment card service to merchants in the United States and, through its joint ventures, in Japan and Germany. CyberCash currently is connected with most major U.S. payment card processors, including CheckFree Corporation, First Data Corporation (including CES, Envoy, FDR, NaBANCO, and Telemoney), First USA/1Paymentech, Global Payment Systems (including National Data Corporation, MAPP and Modular Data, Inc.), NOVA, Novus, Vital Processing Services, and Wells Fargo Bank. The Company also has connections to National Bank of Canada and, through its joint ventures, with processors in Germany and Japan.

         In addition, the Company has built an implementation of the Secure Electronic Transactions ("SET") protocol, which was developed under the auspices of Visa and Mastercard with the cooperation of various other industry participants, including CyberCash. The Company's SET implementation will permit it to commence providing software and transport services conforming to the SET protocol to merchants, payment card processors, and consumers in the second quarter of 1998.

         The Company has developed for its joint venture in Germany a means of using European debit cards on the Internet. CyberCash anticipates that it will continue to broaden its offerings to include additional Internet payment services, such as payment cards used in business-to-business and business-to-government transactions, smart cards, and debit cards.

         In the U.S., the Company's recurring revenues from the payment card service are derived primarily from initial set-up fees, minimum monthly fees for the use of the service, and per-transaction fees. The Company also benefits from royalties paid by its German joint venture on revenues generated from payment card services operated by the joint venture. In the future, the Company expects to license its payment card technology to financial institutions and technology companies, and perhaps to new joint ventures, in other countries.

         CyberCoin(R) Service. The second payment service to be introduced by the Company was CyberCoin(R), a service designed primarily to enable merchants to accept cash-like payments in a convenient, cost-effective manner. Credit cards are generally not suitable for smaller payments, as the cost of processing a credit card transaction is large relative to the size of the payment. In many countries outside the U.S., credit cards are not widely used, and it appears that a cash-like payment instrument for Internet use would be appealing. CyberCash offers the CyberCoin service in the United States, Japan, and Germany. It also operates for Barclay's Bank in the United Kingdom a version of this service known as BarclayCoin(TM). In addition, the Company expects to work with other financial institutions in deploying and commercializing CyberCoin.

         Electronic cash services may be divided into two general types: account-based and token-based systems. In account-based systems, consumers transfer money among accounts in the conventional banking system by giving the operator of the system electronic instructions. To make a payment to a merchant, a consumer directs the system operator to debit his or her account by the amount of the payment and credit the account of the merchant by the same amount.

         In token-based systems, an issuer (usually a bank or other financial institution) issues digital "tokens" (essentially long numbers generated by cryptographic algorithms) in exchange for value. These tokens are essentially digital banknotes which consumers may transfer to merchants to pay for goods or services. The merchants may then send the tokens to the issuer for redemption or, in some systems, pass them on to some other party.

         CyberCoin is an account-based service. To use it, a consumer must have an electronic wallet and have bound to the wallet a payment card or checking account. The consumer "loads" the wallet by transferring funds from one of the bound accounts to an agency account (held in an FDIC-insured bank) managed by CyberCash where the funds represent a "sub-account" belonging to the consumer. Merchants that participate in the system also have sub-accounts accessed by their CashRegisters. A consumer visiting such a merchant's web site can make a payment by sending CyberCash instructions (by a simple mouse-click) to debit his or her sub-account and credit the merchant's sub-account.

         The Company's revenues from the CyberCoin service come principally from initial set-up fees, monthly minimum fees and transaction fees charged to merchants. The market for micro-payment services is still small, and it is possible that it will never become large enough to generate substantial revenues for the Company or that the Company will not succeed in capturing a sufficient market share to generate substantial revenues.

         Electronic Check Service. The Company's "electronic check" service enables billers and merchants to accept payments from the checking accounts of consumers and businesses. The Company is offering its first implementation of this service under the name, PayNow(TM). It is primarily designed as a service for utilities and other large billers that wish to present bills to their customers on the Internet and provide them a means to pay their bills online using their checking accounts.

         Billers that use the PayNow service generally present consumers' bills on web sites managed by the billers. A biller can then invite its customers to subscribe to the service by providing a checking account number and authorizing the biller to deduct payments from that account when instructed electronically by the consumer. CyberCash provides the software and communications that effectuate these transactions. Consumers do not have to use an electronic wallet to make payments via PayNow.

         CyberCash has marketed the PayNow service primarily in conjunction with other firms that can enable billers to translate billing information from their legacy billing systems into html-based statements and post the payments to their legacy accounts receivable systems. The Company's revenues from PayNow are derived primarily from set-up fees, support fees, and transaction-based fees, all of which are paid by billers using the service. The Company currently does not charge consumers to use PayNow. The market for these services is still in its infancy, and the Company may modify its revenue model in the future.

         The Company conceives of PayNow as only the first of its electronic check services. It anticipates that in the future it will be able to develop and market additional implementations of electronic checks designed for spontaneous point-of-sale transactions, for business-to-business payments, and for consumer-to-consumer funds transfers.

         New Payment Services. CyberCash's strategy includes developing and making available Internet versions of each of the major payment instruments for which there is a demand. Thus, the Company has developed a prototype of a "digital debit card(TM)" that would enable consumers to make payments on the Internet using ATM cards. It also expects to develop services that will permit consumers to use various types of "smart cards" on the Internet when there is demand for such a service.

THE CASHREGISTER 3 SERVICE

         As mentioned above, Internet merchants generally maintain some form of an "electronic cash register" that takes the place of the conventional cash register in a physical store. One option for a merchant is to purchase software that provides the functionality of a cash register, either as a separate piece of software or as part of an integrated "storefront" software package. This software runs on a server operated by the merchant or by an Internet service provider (ISP) or hosting service that hosts the merchant's storefront software. These programs are often complex and require maintenance and regular upgrades.

         In the second quarter of 1998, the Company intends to introduce the CashRegister 3 Service, a new payment architecture that offers merchants a different option. In this architecture, the merchant or its hosting service uses the Company's "Merchant Connection Kit," a set of utilities and libraries that configure the merchant's server to establish a secure connection, over the Internet, to a host computer operated by CyberCash. This host computer performs the bulk of the cash register functions, including transporting payment information and maintaining records. The Company believes that this architecture offers merchants substantial advantages in cost, flexibility, and ease of operation. The same architecture is used in the PayNow service, in which it affords many of the same advantages to utilities and other companies that use it for bill payment.

ADDITIONAL ELECTRONIC COMMERCE SERVICES

         The Company believes that the nature of its payment solutions place it in an advantageous strategic position among the major participants in electronic commerce. It has relationships with merchants, financial institutions, transaction processors, ISPs, and providers of software and hardware used in electronic commerce. This strategic position has allowed the Company to become unusually knowledgeable about the prospects, plans, and problems of other participants in the industry and to make use of that knowledge to develop and market services to those participants to assist them in achieving their business goals.

         Building on its strategic position, the Company has developed, and has recently begun to market, training programs to assist merchants and others that are new to electronic commerce. In addition, the Company is reviewing other possible service offerings that supplement or extend beyond its payment services. Among other things, it is exploring the possibility of offering a fraud-detection service designed to reduce the losses sustained by merchants and financial institutions from payment card fraud related to Internet transactions.

TECHNOLOGY LICENSING

         Commerce on the Internet is expected to become increasingly global. To be successful in the long run, CyberCash believes that it must offer services that are global as well; services that permit businesses, financial institutions, and consumers, to make electronic payments across international borders, at least among the world's major trading countries.

         CyberCash is, therefore, committed to deploying its services as quickly as possible in the countries that have the greatest concentrations of Internet users. To that end, it has established joint ventures in Japan and Germany to which it has licensed its technology to offer payment services to merchants and financial institutions in those countries. In addition, it has licensed its technology to Barclays' Bank in the United Kingdom, and is in discussions with potential joint venture partners or licensees in several other countries.

         In addition to expanding its service area geographically, the Company is also seeking to work with a variety of financial institutions to broaden its offerings of payment services. In some cases it is exploring licensing its existing technology to banks or other financial institutions for resale under their brands. In others, it is discussing the development of Internet implementations of new payment instruments. To the extent any of these discussions prove fruitful, the Company expects to generate revenues through some combination of fees for software and systems development, license fees, and payments for operating the services.

                           MARKETING AND DISTRIBUTION

         The Company markets its services and technology both directly and through a variety of distribution channels. Internet merchants using the payment card service constitute the largest portion of the Company's customer base, a portion that is growing rapidly. As the Company develops new services for Internet merchants, it believes it will be well positioned to offer those services to its existing customers.

SECURE PAYMENT CARD SERVICE

         The Company's goal is to provide payment card services to tens of thousands of Internet merchants. Although the Company does sell directly to a small number of large merchants, it lacks the sales and marketing resources to achieve its volume goals by itself. Accordingly it is seeking to leverage its efforts through a number of marketing channels. Specifically, it is working with ISPs and other hosting services, as well as vendors of "store-builder" software packages, offering CyberCash's payment services through them. In addition, to accept payment card payments, a merchant must have a relationship with a payment card processor, and CyberCash has agreements with most of the major U.S. processors to distribute or resell the Company's payment card service. Either directly or through its joint ventures, the Company also has relationships with several processors in other countries, and is actively working on developing more such relationships.

PAYNOW SERVICE

         The Company is currently marketing the PayNow service primarily through firms that provide technology and services that enable large billers to present bills to customers via the Internet. These firms include International Billing Services, Inc., and NCR Corporation. The Company also is seeking to develop other channels through which to offer PayNow.

                       TECHNOLOGY AND SYSTEM ARCHITECTURE

         The Company has adapted established technologies in innovative ways to achieve a high level of security, convenience and processing speed for its payment services. Central to the security afforded by the Company's services is a powerful system of encryption. The Company uses technology licensed from RSA Data Security, Inc.

combined with the banking industry standard Digital Encryption Standard (DES) to produce powerful, flexible, cryptographic protocols. The Company has received from the U.S. Department of Commerce an export license for the 1024-bit RSA key encryption capability contained in its consumer and merchant software.

         The Company provides software for consumers, merchants, and billers that enables them to communicate securely over the Internet with each other and with a gateway server. Merchants and billers can use the Company's payment card service and the PayNow service whether or not the consumer making a payment has the Company's electronic wallet.

THE CASHREGISTER SOFTWARE

         The original configuration of the Company's technology included a software program that resided on a computer operated by a merchant or its agent. This program provided both secure communications capabilities and the functions of an electronic cash register.

         In the CashRegister 3 Service, described above, the bulk of the processing and record keeping will take place on a host computer operated by CyberCash. The merchant communicates with the host via the Internet using a set of software tools provided by the Company. This architecture offers merchants and billers several advantages. It is easier for them to install and operate the system, and it provides greater flexibility. It also permits CyberCash to maintain and upgrade the operating software with little or no effort on the part of the merchant.

         The CashRegister combines the function of a point-of-sale terminal and a cash register with communications and encryption protocols that permit transaction data to be transmitted securely over the Internet. It permits authentication of the consumer attempting to make a purchase and provides immediate, automatic posting of payment card receipts and CyberCoin transactions to the merchant's account.

         In the PayNow service, the CashRegister fulfills a similar function, except that transactions are transmitted to a bank that acts as CyberCash's agent. Using the Automated Clearing House (ACH) system, this bank causes the consumer's bank account to be debited and the biller's account to be credited by the amount of the payment.

THE CONSUMER SOFTWARE

         The Company's electronic wallet enables consumers to make use of various consumer-specific features of its payment systems. Consumers can make credit card payments without using the wallet, by sending credit card information to merchants either in the clear or, preferably, using a secure communications protocol such as SSL. The wallet permits them to enter their credit card data only once, in the wallet, and then make purchases from merchants that use CyberCash's services with only a single mouse-click. Consumers who wish to use the CyberCoin service must bind an electronic wallet to a credit card or checking account from which to "load" the wallet with funds.

         The Company is currently developing a new version of the wallet that, like the CashRegister, performs most computing and record keeping functions on a host computer operated by CyberCash. This architecture will substantially reduce the size of the program that consumers must download and will provide advantages in flexibility and speed.

GATEWAY AND SERVER SOFTWARE

         The Company's gateway software receives and processes requests for payment card authorizations and electronic funds transfers. These requests are passed on to existing financial institution networks in the same established formats and protocols currently used, allowing them to receive Internet payments without modifications to their existing hardware or software systems. The CyberCash gateway software eliminates the need for a financial institution to establish a direct link to the Internet, thus providing additional security and reducing the likelihood that internal bank systems can be compromised by hackers.

         With the new merchant and consumer architecture, CyberCash will also operate server computers on which reside software that performs processing and record keeping functions for merchant CashRegisters and consumer wallets. These computers are physically near the gateway computers, which reduces communications delays in processing transactions.

THE "YEAR 2000 ISSUE"

         The Company has assessed and continues to assess the impact of the "year 2000" issue on its reporting systems and operations. The year 2000 problem exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company's systems to process critical financial and operational information incorrectly. The Company does not currently expect the costs associated with becoming year 2000 compliant to be material.

                              SERVICE AND SUPPORT

         CyberCash is committed to providing a high level of service and support to its customers. CyberCash provides 24-hour, 7 day-a-week high availability transaction services to banks and third-party processors, which in turn utilize these capabilities to service their customers. Currently, the Company provides most of its customer support directly to users through its Web site, e-mail and telephone. Eventually, the Company expects that its financial institution customers and some of its technology-based channel partners will provide first-level support to their customers and will refer to CyberCash for second-level support, if necessary. The Company utilizes escalation procedures that are designed to bring unusual issues to the attention of management to help assure customer satisfaction.

         CyberCash has account representatives who provide direct points of contact for the principal banks, payment processors, and technology channels with which the Company works. These representatives respond to inquiries, manage service changes, and organize the appropriate technical and business resources to respond to requests for service and support. Merchants are provided with designated customer support representatives to assist them when required. Merchants' technical personnel also are provided special password access to secure online software archives and testing facilities world-wide on a 24-hour, 7-day a week basis to allow them to perform their own testing and quality assurance functions after they have made changes to their sites.

         The Company responds to general inquiries through its interactive Web pages on the Internet, e-mail, and an 800 telephone number.

                            RESEARCH AND DEVELOPMENT

         The Company believes that significant continuing investment in research and development will be required to remain competitive. The Company is focusing on finalizing its PayNow service as well as developing and refining methods for efficient connections into existing banking and financial networks for transaction and payment processing. In addition, the Company intends to focus substantial effort on meeting the needs of individuals, businesses and financial institutions in foreign markets.

          The Company has programmers and software engineers both in the United States and in its development subsidiary in Bangalore, India, which has a staff of approximately 100.

         Research and development expenses were approximately $9,656,000, $12,692,000, and $5,648,000 for the years ended December 31, 1997, 1996, and
1995, respectively. To date, all software development costs have been expensed as incurred. The Company does not anticipate a significant increase in its research and development expenditures in 1998.

                                  COMPETITION

         CyberCash faces different competitors for each of its payment services. Most of its competitors offer software solutions designed to enable merchants to set up a server to handle one or more payment instruments. These software-only offerings provide an alternative to merchants in search of a payments solution, but few of CyberCash's competitors offer services that compete directly with CyberCash's; and only one or two of the software providers claim to address the same variety of payment types it offers. However, because the industry is new and rapidly evolving, the Company faces a dynamic competitive environment. Accordingly, there can be no assurance that the following discussion identifies all present or potential competitors for the Company, or provides a complete discussion of the bases for competition.

PAYMENT CARD SERVICES

         The Company has a number of competitors that provide software to merchants and financial institutions for processing payment card transactions over the Internet. They include VeriFone, Inc., IBM Corporation, and AT&T Corporation. Several other competitors, including ICVerify, Inc. and ClearCommerce Corporation, offer software that enables Internet merchants to obtain credit card authorizations through one of a variety of communications links with credit card processors. Open Market, Inc., among others, provides electronic commerce software that includes payment components designed to facilitate on-line credit card transactions. Several of these competitors are developing software to process transactions in compliance with the SET standard, including VeriFone, IBM, and Trintech. All of these companies are providers of software, rather than complete payment services, and none of them have indicated that it will offer a service that competes directly with CyberCash's payment card service. Their software does, however, provide merchants and financial institutions an alternative to the Company's service.

MICROPAYMENT SERVICES

         There are several providers of alternative payment technologies that may pose competition for the Company's CyberCoin service. An early purveyor of digital cash, DigiCash bv, offers digital cash in the U.S. through a pilot program with Mark Twain Bank and also has pilot projects in Germany, Australia and Finland. GlobeID Software, S.A., of France, offers electronic payments software, which includes a micropayments component. Bull, S.A. has incorporated that technology in its electronic commerce offering.

         Digital Equipment Corporation (DEC) is testing a micropayments system called Millicent(TM) which is based on merchant-specific "scrip" that can be used to make purchases only at the particular merchant's Web site. DEC has not, however, announced its plans with respect to commercial implementation of this system. IBM has announced a pilot test of its MiniPay system. It, too, has not announced plans for commercialization of the system.

         Other companies are developing micropayment services that may be competitive with the CyberCoin service. Some competitors are aggregating small consumer purchases and then submitting them for payment against a pre-registered payment card. In addition, researchers at several universities are designing other methods for allowing small denomination transactions.

ELECTRONIC CHECK SERVICES

         CyberCash's PayNow service competes with electronic payment and direct deposit services that are being offered by financial institutions and companies providing various means of payment fulfillment. Checkfree operates a well-established service that permits consumers to write checks electronically. Microsoft and First Data Corporation have formed a joint venture to offer a way in which consumers can pay bills over the Internet. Other companies are developing similar products. In addition, several non-profit organizations are studying electronic check systems but have not started any pilot projects. These organizations include the Financial Services

Technology Consortium, which is composed of financial services companies, government laboratories and technology vendors, and the University of Southern California's NetCheque project.

COMPETITION FROM OTHER SERVICES

         Home Banking. A central feature of the Company's planned PayNow service is the ability for individuals or businesses to transfer money from their checking accounts over the Internet. Services already exist that permit individuals or businesses to have electronic access to information about their checking accounts and, in some cases, direct the movement of funds from those accounts electronically. These home banking and remote banking systems generally rely on the computerized issuance of paper checks or on various overnight wire transfer facilities. Several banks and other providers of remote banking systems, however, are developing means to permit direct transfers from checking accounts on a "real-time" basis. If this occurs, it would provide direct and significant competition to the Company's services. Several of the companies in the home banking field, including CheckFree, Intuit, Wells Fargo Bank and Citibank, are large, well-established and well-funded, with greater name recognition and consumer familiarity than the Company.

         Smart Cards. Smart cards are a variant of digital cash. Funds are stored and transferred using a credit-card sized piece of plastic, which includes a small computer chip that has the capability to calculate and store values in digital form and transfer them in a secure fashion. Smart cards are intended to replace cash, checks and payment cards in the physical world, and are a common and accepted means of effecting small transactions outside the United States. The Company believes that its system, which is designed exclusively for payments over the Internet, does not currently compete with smart card systems. Competition may arise, however, if personal computer hardware containing smart card readers becomes widely distributed. VeriFone and others have announced that they will sell smart card-reader terminals for personal computers.

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

                               PROPRIETARY RIGHTS

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on copyright, trade secret and trademark law to protect its technology. The Company has a United States patent covering aspects of its CyberCoin service and has applied for several other patents. It also has licenses to use several patents owned (or applied for) by others. It is not possible to know the extent to which the Company will be able to use its patent rights to protect against competition or to generate revenues from licensing. It is also not possible to predict whether the patent applications it has filed will result in the issuance of patents or the scope of protection any such patents may provide. The Company does not rely heavily on patent protection.

         There are numerous patents held by others in the area of electronic payment systems. Some may be applicable to aspects of the Company's services and technologies. If others were successfully to assert patents against the Company, it could be necessary for the Company to modify its technology or to obtain a license to the patents, either of which could be costly.

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

         REGULATION E. Regulation E has been promulgated by the Federal Reserve Board under authority of the Electronic Funds Transfer Act. It applies to entities that issue "access devices" to "consumer asset accounts." The regulation requires written disclosures at the time an access device is issued, written receipts for transactions, periodic statements, and error resolution procedures. While there is some uncertainty, the Company believes that some aspects of Regulation E may apply to its CyberCoin service and, perhaps, to its PayNow service.

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

         FEDERAL MONEY TRANSMITTER REGULATION. Recent federal legislation imposes a record-keeping requirement on all persons performing wire transfers of funds. Records of all transactions over $3,000 must be kept in a form accessible to subpoena for five years. Although it is unclear whether this regulation is applicable to the Company, the design of the Company's services would enable it comply with such legislation if required to do so.

         STATE MONEY TRANSMITTER REGULATIONS. Several states currently have regulations requiring registration and bonding for "money transmitters." Although the Company does not believe that these regulations are applicable to it, a significant risk exists that regulators will take the position that such regulations are applicable to the Company. While the Company is prepared to fully comply with these regulations to the extent that they are applicable and does not believe that compliance will impose a material burden on the Company's operations, there is a risk that expanding developments in this area of regulation may expose the Company to greater regulatory burdens in the future. The Company is working with key state regulators to explore suitable regulatory structures for businesses engaged in electronic commerce.

         STATE SALES AND USE TAX LAWS. Several states are moving to tax online service providers even when they have no physical presence within the state. Compliance could be burdensome and require reporting that would compromise the Company's commitment to maintaining maximum user privacy. The Company is actively working with industry and regulators to address these issues.

                                   EMPLOYEES

         As of December 31, 1997, the Company had a total of 227 employees, 129 of whom were based in the United States. The Company anticipates that it may increase the number of its employees in its subsidiary in India but does not anticipate any significant increase in the number of its employees in the United States in the near future. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

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

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT

         The Company was founded in August 1994, and has not yet operated at a profit. The Company's limited operating history offers little upon which an evaluation of the Company and its long-term prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their earlier stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, continue to provide enhancements to its payment services and supporting software, successfully implement its marketing strategy, respond to competitive developments, continue to attract, retain and motivate qualified personnel, expand its management processes and capabilities, and develop and upgrade its technology. There can be no assurance that the Company will succeed in addressing these risks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

         As of December 31, 1997, the Company had an accumulated deficit of $63,936,000. Since its inception, the Company's revenues have been small relative to its expenses. The Company's ability to generate significant revenue remains subject to substantial uncertainty. The Company expects to continue to incur significant operating losses at least through 1998, and perhaps for some time thereafter. There can be no assurance that the Company will achieve or sustain profitability.

UNCERTAINTY OF DEVELOPMENT OF MARKET

         The market for the Company's services is at an early stage and is rapidly evolving. There is an increasing number of market entrants who have introduced or are developing competing products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are uncertain. Moreover, critical issues concerning the Internet (including security, reliability, cost, ease of use and quality of service) remain unresolved and may affect growth of the use of the Internet in general and of electronic commerce in particular. The widespread adoption of the Internet for commerce will require a broad acceptance of new methods of conducting business and exchanging information. Enterprises that have invested substantial resources in other methods of conducting business have tended to be slow to adopt a new strategy that may limit or compete with their existing business. They have also had to overcome technical obstacles and develop new business models to succeed in this new environment.

         Electronic commerce, and consequently the market for the Company's services, have developed more slowly than some had predicted. Although electronic commerce continues to grow, it is not known how soon, if ever, the demand for payment services will become sufficient to sustain a viable market for the Company's services. The Company's business includes services that have never existed before, which operate in a market that previously did not exist. In this regard, it is unknown whether any significant market for effecting payments by electronic check or for making low denomination cash transfers over the Internet will develop. The use of the Company's services is dependent in part upon the continued development of an infrastructure for providing adequate Internet access and the proper management of Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as adequate capacity, a reliable network backbone or timely development of complementary products, such as high speed modems. There can be no assurance that commerce over the Internet will become widespread, that a significant market for the Company's services will emerge, or that the Company's services will become generally adopted. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, the infrastructure for the Internet is not adequately developed or the Company's services do not achieve market acceptance by a significant number of individuals, businesses and financial institutions, the Company's business, financial condition and operating results will be materially and adversely affected.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         Because electronic commerce is still at an early stage, the Company's revenue expectations are based largely on expectations regarding the growth of demand for its services and its ability to license its technology. Moreover, the Company must continue to control its operating expenses. The Company currently anticipates that its operating expenses for its existing business will grow only slightly during 1998. However, operating expenses may increase as the Company continues to develop its services and technology, increase its sales and marketing operations, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities. Any material shortfall of demand for the Company's services in relation to the Company's expectations would have a material adverse effect on the Company's business and financial condition and could cause significant fluctuations in the Company's results of operations.

         During 1997, the majority of the Company's revenues were derived from licensing its technology and fees for development work associated with licensing activities. While the Company anticipates that recurring revenues from fees paid by merchants and other customers will represent an increasing proportion of its total revenues during the next several quarters, revenues from licensing and development will continue to be material. Revenues from these sources are generally less predictable and more inclined to vary from period to period than revenues from fees paid by merchants and other customers. Accordingly, the Company may experience significant fluctuations in future quarterly operating results. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make pricing, marketing or licensing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. Because of all of the foregoing factors, it is likely that the Company's quarterly operating results from time to time will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

COMPETITION

         The Internet payment services industry is new and rapidly evolving, resulting in a dynamic competitive environment. The Company expects competition to persist, intensify and increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. In addition, many of the Company's current or potential competitors, such as Microsoft, have broad distribution channels that may be used to bundle competing products directly to end-users or purchasers. If these competitors were to bundle competing products for their customers, it could adversely affect the Company's ability to market its services. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition or operating results.

DEVELOPMENT OF NEW SERVICES, INDUSTRY ACCEPTANCE AND TECHNOLOGICAL CHANGE

         The Company expects a large portion of its revenues will be derived from relatively small fees charged to financial institutions, businesses and individuals for transactions effected using the Company's services. Accordingly, broad acceptance of the Company's services and their use in large numbers of transactions is critical to the Company's success.

         The Company must also design, develop, test, introduce and support new services to meet changing customer needs and respond to technological developments and emerging industry standards. Technical standards in the Company's market are at an early stage of development and are evolving rapidly. The Company's technology has not been accepted as a standard. To be successful, the Company must obtain widespread acceptance of its technology, or modify its services to meet whatever industry standards do ultimately develop. It is not certain that it will be able to do either.

RISKS OF DEFECTS AND DEVELOPMENT DELAYS

         Services based on sophisticated software and computing systems often encounter development delays and the underlying software may contain undetected errors or failures when introduced or when the volume of services provided increases. The Company may experience delays in the development of the software and computing systems underlying the Company's services. In addition, despite testing by the Company and potential customers, it is possible that its software may nevertheless contain errors, and this could have a material adverse effect on the Company's business.

SYSTEM INTERRUPTION AND SECURITY RISKS

         The Company's operations are dependent on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond the Company's control. Most of the Company's computer equipment, including its processing equipment, are currently located at a single site. Moreover, the Company has experienced growing transaction volumes that have from time to time stressed the capacity of its systems. There is a possibility that the Company's existing systems may prove inadequate and cause serious failures of its services. Moreover, while the Company is increasing its operational capacity and plans to deploy geographically redundant systems in the future, there is no assurance that these measures will be sufficient, or that the Company can implement them quickly enough, to prevent unplanned system outages. Finally, although the Company regularly backs up data from operations, and takes other measures to protect against loss of data, there is still some risk of such losses. A system outage or data loss could materially and adversely affect the Company's business.

         Despite the security measures it maintains, the Company's infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by its customers or other Internet users. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business. Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using the Company's services. The Company attempts to limit its liability through contractual provisions and insurance. There can be no assurance, however that the contractual limitations on liability would be enforceable, or that the Company's insurance coverage would be adequate to cover any liabilities the Company did sustain.

YEAR 2000 COMPLIANCE

         The Company uses computer software, operating systems, and embedded processors containing programs both in the delivery of its services and in its administrative and management operations. The software used in the delivery of the Company's services contains, in addition to code written by the Company's programmers, some software licensed from third parties. The Company is reviewing the programs it uses to assure that they are all able to handle properly the upcoming calendar year 2000. On the basis of its work so far, the Company does not anticipate that the so-called "year 2000 issue" will have a material effect on its business. It is, however, possible that problems will surface that have not yet been identified that will require substantial time and resources to remedy. It is also possible that the Company could fail to identify a problem with a resulting failure or disruption of its operations. Either eventuality could have a material adverse effect on the Company's business.

DEPENDENCE ON KEY PERSONNEL

         The Company's performance is substantially dependent on the performance of its executive officers and key employees. The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled development teams. The Company does not have "key person" life insurance policies on any of its employees. The loss of the services of any of its key employees, particularly its founder, William N. Melton, could have a material adverse effect on the Company. Its future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense and increasing. There can be no assurance that the Company will be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of the Company to do so would have a material adverse effect on the Company.

LIMITED SALES FORCE; EVOLVING DISTRIBUTION CHANNELS

         The Company has a limited number of sales and marketing employees. The Company must therefore rely heavily on distribution channels for sales of its payment services. Because of the rapidly-evolving nature of electronic commerce, it is not certain that the channels with which the Company is working will provide an adequate distribution network to enable the Company to achieve its goals, or that the Company will be able to develop alternative channels.

DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; RISK OF INFRINGEMENT; POSSIBLE LITIGATION

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on copyright, trade secret and trademark law to protect its technology. The Company holds one United States patent, and has applied for several others in the United States and foreign countries. It intends to continue to file patent applications on inventions that it may make in the future. There can be no assurance that any of these patents will be granted, or that if granted such patents would survive a legal challenge to their validity, or provide meaningful levels of protection.

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

         DigiCash bv has registered the trademark "CyberCash," in the Benelux countries on an "intent-to-use" basis. The Company has not applied to register its CyberCash mark in the Benelux countries. DigiCash has filed an application, based on the Benelux registration, to register the CyberCash mark in the United States but the United States Patent and Trademark Office has issued an office action denying the registration. The Company believes it has a basis to challenge this application but, if DigiCash overcomes the USPTO's objection, its registration of the mark may create rights superior to the Company's rights in the CyberCash mark. Nevertheless, CyberCash has filed an application to register the CyberCash mark in the United States, as well as in certain overseas jurisdictions. No assurance can be given as to the ability of the Company to secure any registration of or the right to continue to use the name and mark CyberCash nor can there be any assurance that a license to or assignment of the CyberCash name and mark would be available to the Company on reasonable terms or at all should the Company be unable to secure registration of, or the right to continue to use, the CyberCash name and mark. The prosecution of claims relating to the CyberCash mark, including the securing of an injunction preventing the Company's use of CyberCash, could have a material adverse effect on the Company's business, financial condition or operating results.

         The Company is aware of various patents held by independent third parties in the area of electronic payment systems. It is possible that the holders of rights under these patents could assert them against the Company; indeed, the Company has already received notices of claims of infringement of other parties' proprietary rights. There can be no assurance that the Company's services are not within the scope of patents held by others, either now or in the future. If any such claims are asserted, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all. The Company may also decide to defend against a claim of infringement, but litigation, even if successful, is costly and may have a material adverse effect on the Company regardless of the eventual outcome.

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

RISKS ASSOCIATED WITH ENCRYPTION TECHNOLOGY

         A significant barrier to electronic commerce is the secure exchange of value over public networks. The Company relies on encryption and authentication technology to provide the security and authentication necessary to effect the secure exchange of value, including public key cryptography technology licensed from RSA and private key Data Encryption Standard ("DES") cryptography. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the RSA, DES or other algorithms used by the Company to protect customer transaction data. Such a development could have a material adverse effect on the Company's business, financial condition or operating results.

GOVERNMENT REGULATION

         The Company's operations are subject to various state and federal regulations. Because electronic commerce in general, and the Company's services in particular, are so new, the application of many of these regulations is uncertain and difficult to interpret. The agencies responsible for the interpretation and enforcement of these regulations could amend those regulations or issue new interpretations of existing regulations. It is also possible that new legislation may be passed that imposes additional regulation on the Company. Any such change in the regulations applicable to the Company's business could lead to increased operating costs and could also reduce the convenience and functionality of the Company's services, possibly resulting in reduced market acceptance. In addition, if a regulatory agency or law enforcement authority should assert that the Company is failing to comply with existing regulations, the costs of responding to such a challenge could result in significant drains on the

Company's financial and management resources, which could have a material adverse effect on the Company's business, financial condition or operating results.

         Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and increase the Company's cost of doing business or could otherwise have a material adverse effect on the Company's business, financial condition or operating results.

         All of the Company's services utilize encryption technology, the export of which is regulated by the U.S. government. The Company has obtained authority to export the encryption technology in its consumer and merchant software worldwide, except to Libya, Syria, Cuba, North Korea, Sudan, Iraq and Iran. This authority may be revoked or modified at any time, however, for any particular jurisdiction or in general. The Company also intends to apply for an export license covering the encryption technology in its gateway server software. There can be no assurance, however, that such a license will be obtained. Some countries restrict the import of encryption software. In addition, there can be no assurance that export controls or import controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute its software outside of the United States. While the Company takes precautions against unlawful exportation of its software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of its software. Moreover, federal, state or foreign legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of the Company's software, new legislation or regulation could have a material adverse effect on the Company's business, financial condition or operating results.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The Company believes that its available cash resources combined with funds from operations will be sufficient to meet its working capital and capital expenditure requirements until its cash flow from operations turns positive. If this belief should prove mistaken, the Company may be required to raise additional funds. If it does so through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Moreover, there can be no assurance that additional financing will be available. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

RISK OF LOSS FROM RETURNED TRANSACTIONS, MERCHANT FRAUD OR ERRONEOUS
TRANSMISSIONS

         The Company currently uses two principal fund transfer systems: the automated clearing house ("ACH") system for electronic fund transfers; and the national payment card systems (e.g., MasterCard, Visa, American Express and Discover) for electronic payment card settlements. In its use of these established payment systems, the Company may bear some of the credit risks normally assumed by other users of these systems arising from returned transactions caused by unauthorized use, disputes, theft or fraud. The Company also may bear some risk of merchant fraud and transmission errors if it is unable to have erroneously transmitted funds returned by an unintended recipient. In addition, the agreement between the Company's users of its services for allocation of these risks will be in electronic form, and while digitally signed, will not be manually signed and hence may not be enforceable. Finally, the Company may be subject to merchant fraud, including such actions as inputting false sales transactions or false credits. The Company intends to manage all of these risks through risk management systems, internal controls and system security. There can be no assurance that the Company's risk management practices or reserves will be sufficient to protect the Company from returned transactions, merchant fraud or erroneous transmissions which could have a material adverse effect on the Company's business, financial condition or operating results.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         A component of the Company's strategy is to expand its operations into international markets. The Company has created joint ventures in Japan and Germany and has arranged with a local strategic ally for the delivery of certain of its services in the United Kingdom. The majority of the Company's revenues for 1997 were derived from fees and development work charged to these joint ventures and foreign strategic allies. The deployment of the Company's services in these countries is at an early stage, and revenues to the Company from the operation of the services have so far been small. The Company anticipates that revenues derived from development work and initial licensing fees from international operations will decline over time. There can be no assurance that the services will be commercially successful in these or other foreign markets, or that revenues to the Company resulting from ongoing commercial operations will ever be significant. In addition, there are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely affect the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future operations and, consequently, on the Company's business, financial condition or operating results.

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

RISKS ASSOCIATED WITH ACQUISITIONS

         Part of the Company's strategy for growth includes acquisitions of complementary products, technologies, or businesses. The Company has entered into an agreement in principle with one such company, ICVerify, Inc. Any significant acquisition, including the ICVerify acquisition, entails a risk that the Company will be unable successfully to integrate and operate the acquired business, product or technology. A failure to do so could have a material adverse effect on the Company. There is significant competition for acquisition opportunities in the Internet technology industry. The Company may compete for acquisition opportunities with other companies that have significantly greater financial and management resources. There can be no assurance that the Company will be successful in completing any such acquisitions, including the ICVerify acquisition, or integrating any such products, technologies or businesses.

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

EFFECTS OF CERTAIN CHARTER AND BYLAW PROVISIONS

         The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action by the stockholders. The Company issued 15,000 shares of Series C Convertible Preferred Stock (the "Series C Stock") in August 1997. The Company also issued 15,000 shares of Series D Convertible Preferred Stock (the "Series D Stock") in February 1998 and is contractually obligated to issue an additional 15,000 shares of Series D Stock upon the satisfaction of certain conditions and the receipt of consideration for the shares. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. Certain provisions of the Company's Bylaws, the issuance of preferred stock, certain provisions in the Certificate of Incorporation, the staggered Board of Directors as well as applicable provisions of Delaware law could have a depressive effect on the Company's stock price or discourage a hostile bid in which stockholders could receive a premium for their shares. In addition, these provisions could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, or delay, prevent or deter a merger, acquisition, tender offer or proxy contest for the Company.

POTENTIAL FOR DILUTION; MARKET OVERHANG

         As of March 20, 1998, there were 5,830 shares of Series C Preferred Stock and 15,000 shares of Series D Preferred Stock issued and outstanding. Each share of Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the stated value of $1,000, plus a premium based on the number of days the Preferred Stock is held, by the then current Conversion Price (which is based on the market price of the Common Stock). If converted on March 20, 1998, the Series C Stock would have been convertible into approximately 485,761 shares of Common Stock. If converted on March 20, 1998, the Series D Stock would have been convertible into approximately 1,195,118 shares of Common Stock. Assuming the issuance on March 20, 1998 of the additional 15,000 shares of Series D Stock, the additional shares of Series D Stock would have been convertible into 1,188,119 shares of Common Stock on March 20, 1998. Depending on market conditions at the time of conversion, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Preferred Stock.

         The Company has filed a registration statement to register the resale of the Common Stock issuable on conversion of the Preferred Stock. Upward movements in the price of the Company's Common Stock are likely to induce holders of the Preferred Stock to convert and sell the shares they receive on conversion. The large number of shares that could potentially be offered for sale as a result could have an adverse impact on the market for the Company's Common Stock. In particular, it could cause the price of the stock to fall during periods in which holders of the Preferred Stock are reselling, and anticipation of such sales could cause the stock to trade at a lower price than might otherwise be the case.

         The proposed acquisition of ICVerify, Inc. would entail the issuance of an additional 2,300,000 shares of the Company's Common Stock to shareholders of ICVerify. The Company has agreed to register the resale of those shares. If the acquisition is consummated, the availability of those additional shares for resale would exacerbate the market overhang related to the Preferred Stock.

ITEM 2.  PROPERTIES

         The Company leases its principal facilities totaling approximately 43,650 sq. ft. in Reston, Virginia, and approximately 22,400 sq. ft. in Redwood City, California together with smaller facilities in North Olmstead, Ohio; Omaha, Nebraska; Las Vegas, Nevada; Newton, New Jersey; and Bangalore, India. Leases on 3,297 sq. ft. in the Reston, Virginia space expire in April 1999; with 7,740 sq. ft. expiring in December 2000 and 5,642 sq. ft. expiring in June 2001; 1,040 sq. ft. expiring in January 2002 and 25,926 sq. ft. expiring in March 2003. The lease on the Redwood City, California space expires in May 1998. The Company intends in May 1998 to consolidate its Redwood City, California space into the Oakland, California offices of ICVERIFY, Inc., which the Company has agreed in principle to acquire. The Company believes that its existing Reston, Virginia facilities and its new Redwood City, California facilities will be adequate through at least 1998 and that sufficient additional space will be available thereafter as needed on terms acceptable to the Company.

         The Company's processing facilities are presently located at a single site. Payment system processing is done on redundant systems with frequent data backups. The system is physically housed in a secured, climate-controlled room within the Company's secured facilities. The Company plans to deploy geographically redundant systems to protect against system outage due to regional natural disasters or system failures, such as power outages or telephone system failures. The Company's systems are capable of uninterrupted operation despite the loss of power grid connections. The system presently has the capacity to process a substantially greater volume of transactions than are currently being received. The Company has three separately routed telecommunications links to the Internet.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not party to any material legal proceedings as of December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information regarding the executive officers and key employees of the Company as of March 20, 1998:

Name                   Age     Position
----                   ---     --------
William N. Melton      55      President and Chief Executive Officer

James J. Condon        41      Chief Operating Officer and Chief Financial Officer

Bruce G. Wilson        50      Executive Vice President, Global Business Development

Denis Yaro                   44      Executive Vice President, Development

Stephen D. Crocker           53      Chief Technology Officer

Russell B. Stevenson, Jr.    56      Senior Vice President, General Counsel and Secretary

Maureen M. Loftus            34      Senior Vice President, Merchant Services

Nancy C. Goldberg            39      Vice President, Internet Billing and Payment Services

         William N. Melton, a founder of the Company, has served as a member of the Company's Board of Directors and as its President and Chief Executive Officer since the Company's inception in August 1994. Mr. Melton founded VeriFone, Inc., a transaction automation company, in 1981 and was a director of VeriFone from 1981 until 1996. He served as President and Chief Executive Officer of VeriFone from 1981 until 1986, and served as its Chairman of the Board from 1986 until 1992. Mr. Melton was a founding investor of Transaction Network Services, Inc., a transaction network communications company, and continues to serve on its board of directors. Mr. Melton is also a director of America Online, Inc.

         James J. Condon has served as the Company's Chief Operating Officer since March 1998 and Chief Financial Officer since March 1997. Prior to joining the Company, Mr. Condon was with the consulting firm of KPMG Peat Marwick L.L.P. since October 1995, where he was Director of Performance Improvement Services for the information, communications and entertainment industries. From 1991 to 1995, he was with Legent Corporation as its Corporate Vice President, Financial Planning and Administration and previously as Vice President, Operations of its customer support and development divisions.

         Bruce G. Wilson, a founder of the Company, has served as an Executive Vice President since May 1996; Chief Operating Officer from the Company's inception in August 1994 to May 1996; Treasurer from inception until December 1995; Chief Financial Officer from inception until December 1995; and Secretary from inception until April 1995. Prior to joining the Company, Mr. Wilson held a number of executive positions at NYNEX, a telecommunications company, including Vice President, Electronic Funds Transfer Systems of NYNEX's Information Solutions Group and Vice President, Sales and Marketing of its Computer Services Group. Mr. Wilson is a member of the board of directors and the executive committee of the Electronic Funds Transfer Association.

         Denis Yaro has served as the Company's Executive Vice President, Development since June 1996, and Vice President, Product Development from January 1996 until June 1996. Prior to joining the Company, Mr. Yaro was Vice President and General Manager of Enterprise Management Products at SunSoft and Vice President and General Manager of SunConnect, both business units of Sun Microsystems, Inc.

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

         Russell B. Stevenson, Jr. has served as General Counsel and Secretary of the Company since April 1996 and as Senior Vice President since December 1997. Prior to joining the Company, Mr. Stevenson was a partner in the law firm of Ballard Spahr Andrews & Ingersoll from 1993 to 1996 and a partner in Pepper Hamilton & Scheetz from 1989 to 1993.

         Maureen M. Loftus has served as the Company's Senior Vice President, Merchant Services since March 1998, and served as Vice President, Merchant Services from September 1997 to March 1998 and Vice President, Product Management and Vice President, Human Resources and Corporate Processes from November 1996 to

September 1997. Prior to joining the Company, Ms. Loftus was with the consulting firm iQuantic, Inc. since February 1996, where she was a Principal. In addition, she was with the consulting firm Dublin Group from 1995 to 1996 and the consulting firm CSC Index, Inc. from 1992 to 1995.

         Nancy C. Goldberg has served as the Company's Vice President, Internet Billing and Payment Services since January 1998. Prior to joining the Company, Ms. Goldberg was Market Director, Financial Services at Proxicom, an Internet software developer, from October 1997 to January 1998. From 1994 to 1997, Ms. Goldberg was Chief Executive Officer of Verb, Inc., a developer of relational database-driven software. Prior to founding Verb, Ms. Goldberg was Vice President of Prudential Home Mortgage from 1991 to 1994, where she was responsible for all applications systems. Prior to 1991, Ms. Goldberg was with the financial services industry practice of Andersen Consulting.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         CyberCash's common stock is traded on the Nasdaq National Market under the symbol "CYCH". The following table sets forth the high and low sales prices for the Company's Common Stock for the indicated periods during 1996 and 1997, as reported by the Nasdaq National Market. The Company completed its initial public offering in February 1996 at a price of $17.00 per share. On March 20, 1998, the closing price of the Company's Common Stock as reported by the Nasdaq National Market was $17.00 per share. As of March 20, 1998, there were 7,015 holders of record of the common stock.

                                              Sales Prices
                                                Per Share
                                          ---------------------
                                            High          Low
                                          --------    ---------
                  1996
February 15, 1996 to
  March 31, 1996                          $64.50        $24.50
Second Quarter                             64.75         28.75
Third Quarter                              54.75         23.50
Fourth Quarter                             40.50         20.75

                  1997
First Quarter                             $23.25        $12.75
Second Quarter                             18.00         10.75
Third Quarter                              23.25         11.50
Fourth Quarter                             23.25         12.25



         The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following consolidated statements of operations data for four years in the period ended December 31, 1997 and the following consolidated balance sheet data at December 31, 1997, 1996, 1995 and 1994 are derived from, and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical operating results are not necessarily indicative of future operating results.




                                                                                                 PERIOD FROM
                                                                                                  AUGUST 29,
                                                                                                     1994
                                                    YEAR ENDED DECEMBER 31,                     (INCEPTION) TO
                                    -------------------------------------------------------      DECEMBER 31,
 STATEMENTS OF OPERATIONS DATA:           1997                1996                 1995               1994
                                    ----------------    -----------------     --------------     ---------------
 Revenues                           $      4,487,173    $        127,439      $       --         $       --
 Cost of revenues                          3,658,196           2,207,725              --                 --
                                    ----------------    -----------------     ---------------    ---------------
 Gross profit                                828,977         (2,080,286)              --                 --

 Costs and expenses:
   Research and development                9,655,885          12,692,431            5,648,052            920,951
   Sales and marketing                     9,603,299           9,414,656            1,772,365             56,200
   General and administrative              6,184,342           4,564,644            2,728,673            190,627
   Write-off of NetBill
     technology license                    2,162,500             --                   --                 --
                                    ----------------    -----------------     ---------------    ---------------
 Loss from operations                   (26,777,049)        (28,752,017)         (10,149,090)        (1,167,778)

 Interest income and expense               1,460,568           2,197,276              142,895             14,284
 Loss from investments in
 affiliates                                (905,429)             --                   --                 --
                                    ----------------    -----------------     ---------------    ---------------
 Net loss                           $   (26,221,910)    $   (26,554,741)      $  (10,006,195)    $   (1,153,494)
                                    ================    =================     ===============    ===============
 Net loss available to              $   (26,504,649)    $   (26,554,741)      $  (10,006,195)    $   (1,153,494)
 stockholders                       ================    =================     ===============    ===============
 Net loss per share(1)              $         (2.43)    $         (2.77)      $        (6.90)    $        (0.80)
                                    ================    =================     ===============    ===============
 Weighted average shares
 outstanding (1)                         10,898,036            9,585,418            1,450,000          1,450,000
                                    ================    =================     ===============    ===============


                                                                   AS OF DECEMBER 31,
                                    ------------------------------------------------------------------------------
 BALANCE SHEET DATA:                     1997                 1996                1995               1994
                                    ----------------    -----------------     ---------------    ---------------
 Working capital                    $     24,130,099    $     31,902,359      $     3,428,842    $     1,105,093

 Total assets                             31,359,274          41,050,081            7,386,224          1,719,014
 Total liabilities                         1,752,946           2,940,595            2,273,022            378,991
 Redeemable convertible
    preferred stock                       13,013,772                  --           16,094,692          2,366,667
 Accumulated deficit                     (63,936,340)        (37,714,430)         (11,159,689)        (1,153,494)
 Stockholders' equity (deficit)           16,592,556          38,109,486          (10,981,490)        (1,026,644)

(1) Computation basis discussed in Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto included in this report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future period. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. The uncertainties and risks include the pace of growth of Internet commerce, development by the Company and its competitors of new products and services, strategic decisions by major participants in the industry, competitive pricing pressures, legal and regulatory developments, and general economic conditions. Information on risks facing the Company are discussed under the caption "Risk Factors" in Item 1.

OVERVIEW

          The Company's future operating performance will depend in large part on the rate of growth of electronic commerce and what role payment systems, like those offered by the Company, will play in electronic commerce. Moreover, the market for electronic payment services is relatively new and unstable. It is not certain that the Company's services will find acceptance in the market. The Company's revenue expectations have been based largely on expectations of future demand rather than on actual experience. Since its inception in August 1994, the Company has devoted most of its efforts to development and marketing in preparation for and anticipation of the growth in electronic commerce that it expected would create a substantial market for its Internet payment services. The Company also has made significant investments in computers, networking systems and telecommunications equipment. Largely, as a result of the expenses associated with these efforts, the Company's operating expenses increased each quarter through the end of 1996, but have been maintained at approximately $7.5 million for each quarter of 1997.

         Internet commerce has developed more slowly than was generally anticipated at the time of the Company's initial public offering. As a result, the Company's revenues from transaction processing and other recurring sources have not grown as quickly as expected, and the Company has had to find other sources of revenue.

         During 1997, the Company has continued its efforts to establish a strong market position and to lay the foundations for growth in recurring revenues if and when Internet commerce becomes substantial. At the same time, the Company has been able to generate revenues from some of these initiatives by getting strategic allies or joint venture partners to finance all or part of the development work necessary to adapt the Company's technology to new uses or to foreign markets. The Company intends to continue whenever possible to seek revenues from development work it performs in connection with joint ventures and strategic alliances in order to help finance its overall development program.

         If electronic commerce continues to grow during 1998, and if there is a resulting increase in the demand for electronic payment services, the Company believes it is strategically positioned to be able to capture a significant share of its market. The rate of growth of the electronic market and the Company's success in it are, however, subject to considerable uncertainty.

         On March 16, 1998, the Company entered into a non-binding agreement in principle to acquire ICVerify, Inc., a company that develops and markets payment systems software, for $16 million in cash and 2.3 million shares of Common Stock. The consummation of the acquisition is subject to the execution of a definitive agreement and certain other conditions. The following discussion does not take into account the effects on the Company's financial condition or operating results that will result from that acquisition if it is consummated.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues

         The Company's revenues for the year ended December 31, 1997 were $4,487,000 compared to $127,000 for the year ended December 31, 1996. During 1997, the majority of the Company's revenues were derived from licensing its technology and from fees for development work associated with licensing activities. While the Company anticipates that recurring revenues from fees paid by merchants and other customers will represent an increasing portion of its total revenues during the next several quarters, revenues from licensing and development will continue to be material. Revenues from these sources are generally less predictable and more inclined to vary from period to period than revenues from fees paid by merchants and other customers. Accordingly, the Company may experience significant fluctuations in future quarterly operating results.

         Operating Expenses

         Cost of Revenues. Cost of revenues consist primarily of labor costs for providing development work associated with licensing activities and the cost of operations to provide transaction processing. Cost of revenues increased $1,450,000 from $2,208,000 for the year ended December 31, 1996 to $3,658,000 for the year ended December 31, 1997 primarily as a result of increased revenues for the year ended December 31, 1997 from development associated with licensing activities.

         Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of the Company's services and technologies. Research and development expenses decreased $3,036,000 from $12,692,000 for the year ended December 31, 1996 to $9,656,000 for the year ended December 31, 1997. This decrease was due to the Company's ability to receive development contracts in 1997 from strategic alliances and joint venture partners to finance a portion of its development work, in addition to the Company's ability to use its Bangalore, India developers instead of the outside consultants used in 1996. The Company plans to continue to make significant investments in research and development. Its ability to continue to finance a portion of its research and development expenses from revenues from development work related to strategic alliances and joint ventures is uncertain. Accordingly, research and development expenses could increase. To date, all of the Company's software development costs have been expensed as incurred. The Company will continue to expense such costs until it can demonstrate that it may realize future benefits from cost incurred on its software.

         Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $188,000 from $9,415,000 for the year ended December 31, 1996 to $9,603,000 for the year ended December 31, 1997. A large portion of 1997 sales and marketing expense was related to raising brand awareness of CyberCash through television and magazine advertisements. The Company anticipates that its sales and marketing expenses will continue to be significant.

         General and Administrative. General and administrative expenses consist primarily of compensation expense and fees for professional services and other expenses associated with the general management and administration of the Company. General and administrative expenses increased $1,619,000 from $4,565,000 for the year ended December 31, 1996 to $6,184,000 for the year ended December 31, 1997. This increase primarily reflects an increase in depreciation, and in professional fees related to international joint ventures and strategic alliances. The Company anticipates that its general and administrative expenses will continue to be significant as it continues to develop and expand its operations, although they are not expected to grow at the same rate in 1998.

         Acquisition of NetBill Technology License. On March 21, 1997, CyberCash entered into a technology licensing agreement with Carnegie Mellon University ("CMU") whereby the Company acquired the exclusive worldwide rights to CMU's NetBill technology for use in network-based electronic commerce.
Due to the uncertainty associated with the realizability of the license acquired, the Company recorded a non-cash charge to operations of $2,163,000 during the three months ended March 31, 1997, for the fair value of the Common Stock and Class A Warrants issued in the acquisition of the NetBill technology license.

         Interest Income

         Interest income decreased $736,000 from $2,197,000 for the year ended December 31, 1996 to $1,461,000 for the year ended December 31, 1997. The Company funded operating activities out of cash generated from the Company's initial public offering and concurrent private placement on February 15, 1996 and private placement August 5, 1997.

         Loss from investments in affiliates

         For the year ended December 31, 1997, the Company recognized a $905,000 loss related to its share of net losses of its investments in affiliates.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues

         The Company's revenues for the year ended December 31, 1996 were $127,000. Substantially all of the revenue was derived from transaction processing and connection fees for its payment card services and consulting services. The Company commercially released its payment card service in January 1996 and its CyberCoin service in September 1996. The cost of revenue for providing these services was $2,208,000.

         Operating Expenses

         Research and Development. Research and development expenses increased $7,044,000 from $5,648,000 for the year ended December 31, 1995 to $12,692,000 for the year ended December 31, 1996. Research and development expenses increased in 1996 due to work related to the development and commercial release of the Company's payment card and CyberCoin services; the introduction of its PayNow service; and the development of methods for efficient connection into existing banking and financial networks for transaction and payment processing. In order to meet these goals, during 1996, the Company increased the number of employees engaged in development both in the United States and in its Bangalore, India subsidiary and increased expenditures for outside consultants.

         Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $7,643,000 from $1,772,000 for the year ended December 31, 1995 to $9,415,000 for the year ended December 31, 1996. The increases were due principally to the addition of more sales and marketing personnel.

         General and Administrative. General and administrative expenses increased $1,836,000 from $2,729,000 for the year ended December 31, 1995 to $4,565,000 for the year ended December 31, 1996. This increase primarily reflected the addition of personnel and increased professional services in the areas of human resources, finance, legal and administration.

         Interest Income

         Interest income increased $2,054,000 from $143,000 for the year ended December 31, 1995 to $2,197,000 for the year ended December 31, 1996 due to interest income earned on investment proceeds from the Company's initial public offering and concurrent private placement on February 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had cash, cash equivalents and short-term investments of $22,002,000 compared to $33,687,000 at December 31, 1996. The decrease in cash, cash equivalents and short-term investments of $11,685,000 was a result of a net loss of $26,222,000 which was offset by non-cash expenses of $5,869,000 for depreciation, writeoff of NetBill technology license, losses from investments in affiliates, accrued interest on receivable from sale of Common Stock and compensation expense related to stock options; cash outflows for purchases of investments in affiliates of $1,248,000 and capital expenditures of $1,450,000; and cash used in operating activities and the effect of exchange rates of $4,043,000. These cash outflows were offset by proceeds from the Company's private placement on August 5, 1997 which resulted in net cash proceeds of $14,238,000; and the sale of Common Stock through the Employee Stock Purchase Plan and the exercise of stock options for a total exercise price of $1,105,000.


         Although Internet commerce has been slower to develop than originally expected, the Company currently anticipates that its current available cash resources, including the $15 million in private placement funds received in February 1998 and an additional $15 million in private placement funds anticipated to be closed in June 1998, combined with future cash flows from operations will be sufficient to meet its presently anticipated cash needs, including working capital for the Company and ICVerify, the acquisition of ICVerify, computer equipment and software licenses, and other capital expenditures for at least twelve to fifteen months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner than anticipated in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If the Company does raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results. See "Business -- Risk Factors -- Future Capital Needs; Uncertainty of Additional Financing."


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

          not applicable

ITEM 8.  FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT AUDITORS, ERNST & YOUNG, LLP

The Board of Directors
CyberCash, Inc.

We have audited the accompanying consolidated balance sheets of CyberCash, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberCash, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Vienna, Virginia
March 13, 1998, except for Note 13, as to which the date is March 16, 1998

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                   DECEMBER 31,
                                                                        --------------------------------------
                                                                              1997                1996
                                                                         ----------------     ----------------
                                 ASSETS

 Current assets:
    Cash and cash equivalents                                             $   13,222,234      $    33,687,076
    Short-term investments                                                     8,779,773              --
    Restricted cash                                                              263,132              250,000
    Accounts receivable                                                        2,706,776              151,765
    Prepaid expenses and other current assets                                    816,730              694,062
                                                                          ---------------     ----------------
          Total current assets                                                25,788,645           34,782,903

 Property and equipment, net                                                   4,671,350            5,629,664
 Investments in affiliates                                                       342,155              --
 Deposits                                                                        557,124              637,514
                                                                          ---------------     ----------------
         Total assets                                                     $   31,359,274      $    41,050,081
                                                                          ===============     ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                      $      706,852      $     1,263,923
    Accrued bonus and employee benefits                                          474,942            1,067,025
    Other accrued expenses                                                       266,946              459,596
    Deferred revenue                                                             209,806               90,000
                                                                          ---------------     ----------------
         Total current liabilities                                             1,658,546            2,880,544


 Deferred rent                                                                    94,400               60,051
                                                                          ---------------     ----------------
        Total liabilities                                                      1,752,946            2,940,595

 Commitments

 Series C redeemable convertible Preferred Stock, $.001 par value;
     15,000 shares designated, 13,500 shares issued and outstanding;
     liquidation preference of $13,782,739                                    13,013,772              --

 Stockholders' equity:
   Common Stock, $.001 par value; 25,000,000 shares authorized,
     11,075,246 shares issued and 11,055,246 shares outstanding as of
     December 31, 1997 and 10,732,262 shares issued and 10,712,262
      shares outstanding as of December 31, 1996                                  11,075               10,732
   Additional paid-in capital                                                 81,896,532           77,201,462
   Accumulated deficit                                                      (63,936,340)         (37,714,430)
   Treasury stock, 20,000 shares at cost                                       (120,000)            (120,000)
   Receivable from sale of Common Stock                                        (803,338)            (820,233)
   Foreign currency translation                                                (332,288)             (87,569)
   Unearned compensatory stock options                                         (123,085)            (360,476)
                                                                          ---------------     ----------------
 Total stockholders' equity                                                   16,592,556           38,109,486
                                                                          ---------------     ----------------
 Total liabilities and stockholders' equity                               $   31,359,274      $    41,050,081
                                                                          ===============     ================


                See notes to consolidated financial statements.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                            1997                1996               1995
                                    -----------------    ----------------    -----------------
 Revenues                            $     4,487,173      $       127,439     $        --
 Cost of revenues                          3,658,196            2,207,725              --
                                    -----------------    ----------------    -----------------
 Gross profit                                828,977          (2,080,286)              --

 Costs and expenses:
   Research and development                9,655,885           12,692,431            5,648,052
   Sales and marketing                     9,603,299            9,414,656            1,772,365
   General and administrative              6,184,342            4,564,644            2,728,673
     Write-off of NetBill
       technology license                  2,162,500              --                   --
                                    -----------------    ----------------    -----------------
 Loss from operations                   (26,777,049)         (28,752,017)         (10,149,090)

 Interest income and expense               1,460,568            2,197,276              142,895
 Loss from investments in
   affiliates                              (905,429)              --                   --
                                    -----------------    ----------------    -----------------
 Net loss                            $  (26,221,910)      $  (26,554,741)     $   (10,006,195)
                                    =================    ================    =================

 Net loss per share                  $        (2.43)      $        (2.77)     $         (6.90)
                                    =================    ================    =================


                See notes to consolidated financial statements.

                                CYBERCASH, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                          COMMON STOCK               ADDITIONAL
                                                  ----------------------------        PAID-IN          ACCUMULATED
                                                     SHARES         AMOUNT            CAPITAL             DEFICIT
                                                 -------------   -------------     ---------------     ---------------
 Balance at December 31, 1994                      1,450,000       $   1,450             $154,800         $(1,153,494)
 Accretion of Series B Preferred Stock                 --            --                  (65,750)            --
 Repayment of receivable from
   sale of Common Stock                                --            --                  --                  --
 Accrued interest on receivable from
  sale of Common Stock                                 --            --                  --                  --
 Compensation expense in connection
   with issuance of stock options                      --            --                   752,156            --
 Exercise of Common Stock purchase rights            112,500             113               11,137            --
 Exercise of Common Stock options                    500,000             500            1,129,500            --
 Net loss                                              --            --                  --               (10,006,195)
                                                 -------------   -------------     ---------------     ---------------
 Balance at December 31, 1995                      2,062,500           2,063            1,981,843         (11,159,689)
 Initial public offering and concurrent
    private placement, net of expenses             3,736,540           3,737           58,270,385            --
 Common stock issued in connection
    with conversion  of Series A and B
    Preferred Stock                                4,700,000           4,700           15,999,083            --
 Common Stock issued in connection
   with the exercise and subsequent
   conversion of  Series B Preferred
   Stock warrants                                    128,342             128               90,781            --
 Exercise of Common Stock options                     81,431              82              386,887            --
 Common Stock issued in connection
   with Employee Stock Purchase Plan                  23,449              22              338,815            --
 Treasury stock received in satisfaction
    of receivable from sale of Common
    Stock                                              --            --                  --                  --
 Repayment of receivable from
   sale of Common Stock                                --            --                  --                  --
 Accrued interest on receivable from
  sale of Common Stock                                 --            --                  --                  --
 Compensation expense in connection
   with stock options                                  --            --                   133,668            --
 Amortization of deferred compensation                 --            --                  --                  --
 Foreign currency translation adjustment               --            --                  --                  --
 Net loss                                              --            --                  --               (26,554,741)
                                                 -------------   -------------     ---------------     -------------
 Balance at December 31, 1996                      10,732,262         10,732           77,201,462         (37,714,430)


                                                              RECEIVABLE
                                                                FROM                            UNEARNED            TOTAL
                                                              SALE OF            FOREIGN      COMPENSATORY       STOCKHOLDERS'
                                              TREASURY         COMMON           CURRENCY           STOCK            EQUITY
                                                STOCK           STOCK          TRANSLATION        OPTIONS           (DEFICIT)
                                            -------------    ---------------   -------------    -----------      -----------------
 Balance at December 31, 1994                    --          $     (29,400)    $    --          $   --          $     (1,026,644)
 Accretion of Series B Preferred Stock           --               --                --              --                   (65,750)
 Repayment of receivable from
   sale of Common Stock                          --                  14,700         --              --                     14,700
 Accrued interest on receivable from
  sale of Common Stock                           --                (12,208)         --              --                   (12,208)
 Compensation expense in connection
   with issuance of stock options                --               --                --            (648,799)               103,357
 Exercise of Common Stock purchase rights        --               --                --              --                     11,250
 Exercise of Common Stock options                --             (1,130,000)         --              --                 --
 Net loss                                        --               --                --              --               (10,006,195)
                                            -------------    ---------------   -------------    -----------      -----------------
 Balance at December 31, 1995                    --             (1,156,908)         --            (648,799)          (10,981,490)
 Initial public offering and concurrent
    private placement, net of expenses           --               --                --              --                 58,274,122
 Common stock issued in connection
    with conversion  of Series A and B
    Preferred Stock                              --               --                --              --                 16,003,783
 Common Stock issued in connection
   with the exercise and subsequent
   conversion of  Series B Preferred
   Stock warrants                                --               --                --              --                     90,909
 Exercise of Common Stock options                --               --                --              --                    386,969
 Common Stock issued in connection
   with Employee Stock Purchase Plan             --               --                --              --                    338,837
 Treasury stock received in satisfaction
    of receivable from sale of Common
    Stock                                     (120,000)           --                --              --                  (120,000)
 Repayment of receivable from
   sale of Common Stock                          --                 398,070         --              --                    398,070
 Accrued interest on receivable from
  sale of Common Stock                           --                (61,395)         --              --                   (61,395)
 Compensation expense in connection
   with stock options                            --               --                --              --                    133,668
 Amortization of deferred compensation           --               --                --              288,323               288,323
 Foreign currency translation adjustment         --               --              (87,569)          --                   (87,569)
 Net loss                                        --               --                --              --               (26,554,741)
                                            -------------    ---------------   -------------    -----------      -----------------
 Balance at December 31, 1996                 (120,000)           (820,233)       (87,569)        (360,476)            38,109,486


                See notes to consolidated financial statements.

                                CYBERCASH, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)




                                                       COMMON STOCK                  ADDITIONAL
                                                ----------------------------          PAID-IN           ACCUMULATED
                                                  SHARES        AMOUNT                CAPITAL             DEFICIT
                                                -------------   -------------       -------------     ---------------
 Balance at December 31, 1996                    10,732,262        $  10,732          $77,201,462      $ (37,714,430)
 Sale of Common Stock                                10,000               10              132,490           --
 Exercise of Common Stock options                    94,377               95              530,540           --
 Common Stock and Warrants issued in
  connection with acquisition of
   NetBill technology license                       120,000              120            2,162,380           --
 Common Stock issued in connection with
   Employee Stock Purchase Plan                      35,451               35              441,533           --
 Common Stock issued in connection with
   the conversion of Series C Preferred
     Stock                                           83,156               83            1,507,109           --
 Accretion of Series C Preferred Stock              --               --                 (282,739)           --
 Repayment of receivable from
   sale of Common Stock                             --               --                  --                 --
 Accrued interest on receivable from
  sale of Common Stock                              --               --                  --                 --
 Compensation expense in connection
   with stock options                               --               --                   274,571           --
 Amortization of deferred compensation              --               --                  (70,814)           --
 Foreign currency translation adjustment            --               --                  --                 --
 Net loss                                           --               --                  --              (26,221,910)
                                                -------------   -------------       -------------     ---------------
 Balance at December 31, 1997                    11,075,246        $  11,075         $ 81,896,532      $ (63,936,340)
                                                =============   =============       =============     ===============



                                                          RECEIVABLE
                                                            FROM                            UNEARNED               TOTAL
                                                           SALE OF          FOREIGN        COMPENSATORY        STOCKHOLDERS'
                                          TREASURY         COMMON          CURRENCY            STOCK               EQUITY
                                            STOCK           STOCK         TRANSLATION         OPTIONS            (DEFICIT)
                                         -------------  ---------------  ---------------    --------------    ------------------
 Balance at December 31, 1996             $ (120,000)      $ (820,233)       $ (87,569)       $ (360,476)         $ 38,109,486
 Sale of Common Stock                        --              --               --                --                     132,500
 Exercise of Common Stock options            --              --               --                --                     530,635
 Common Stock and Warrants issued in
  connection with acquisition of
   NetBill technology license                --              --               --                --                   2,162,500
 Common Stock issued in connection with
   Employee Stock Purchase Plan              --              --               --                --                     441,568
 Common Stock issued in connection with
   the conversion of Series C Preferred
     Stock                                   --              --               --                --                   1,507,192
 Accretion of Series C Preferred Stock       --              --               --                --                   (282,739)
 Repayment of receivable from
   sale of Common Stock                      --                 64,227        --                --                      64,227
 Accrued interest on receivable from
  sale of Common Stock                       --               (47,332)        --                --                    (47,332)
 Compensation expense in connection
   with stock options                        --              --               --                --                     274,571
 Amortization of deferred compensation       --              --               --                  237,391              166,577
 Foreign currency translation adjustment     --              --               (244,719)         --                   (244,719)
 Net loss                                    --              --               --                --                (26,221,910)
                                         -------------  ---------------  ---------------    --------------    ------------------
 Balance at December 31, 1997             $ (120,000)     $  (803,338)     $  (332,288)     $   (123,085)     $     16,592,556
                                         =============  ===============  ===============    ==============    ==================


                                 See notes to consolidated financial statements.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------------------
                                                                         1997                    1996                 1995
                                                                  -----------------  --------------------   --------------------
 OPERATING ACTIVITIES
 Net loss                                                          $   (26,221,910)    $     (26,554,741)    $      (10,006,195)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation                                                        2,403,259             1,343,832                343,634
      Write-off of NetBill technology license                             2,162,500             --                     --
      Loss from investments in affiliates                                   905,429             --                     --
      Loss on sale of property and equipment                                  4,679             --                     --
      Accrued interest on receivable from sale of
           Common Stock                                                    (47,332)              (61,395)               (12,208)
      Compensation expense related to stock options                         441,152               421,991                103,357
      Changes in operating assets and liabilities:
           Restricted cash                                                 (13,132)             (250,000)              --
           Accounts receivable                                          (2,555,011)             (151,765)              --
           Prepaid expenses and other current assets                      (122,668)             (294,547)              (388,776)
           Deposits                                                          80,390             (512,345)              (114,080)
           Accounts payable and accrued expenses                        (1,341,804)               525,249              2,065,750
           Deferred revenue                                                 119,806                90,000              --
           Deferred rent                                                     34,349                52,324                  7,727
           Due to related parties                                         --                    --                     (179,446)
                                                                  -----------------  --------------------   --------------------
                  Net cash used in operating activities                (24,150,293)          (25,391,397)            (8,180,237)

 INVESTING ACTIVITIES
 Purchases of short-term investments                                    (8,779,773)             --                     --
 Investments in affiliates                                              (1,247,584)             --                     --
 Purchases of property and equipment                                    (1,449,628)           (5,406,578)            (1,686,711)
                                                                  -----------------  --------------------   --------------------
                  Net cash used in investing activities                (11,476,985)           (5,406,578)            (1,686,711)

 FINANCING ACTIVITIES
 Proceeds from issuance of Common Stock                                     132,500            58,274,122                 11,250
 Proceeds from exercise of  stock options                                   530,635               386,969              --
 Proceeds from issuance of Common Stock through the
    Employee Stock Purchase Plan                                            441,568               338,837              --
 Proceeds from receivable from sale of Common Stock                          64,227               278,070                 14,700
 Proceeds from issuance of Preferred Stock                               14,238,225             --                    13,571,366
 Proceeds from issuance of Preferred Stock warrants                       --                    --                        90,909
                                                                  -----------------  --------------------   --------------------
                  Net cash provided by financing activities              15,407,155            59,277,998             13,688,225
                                                                  -----------------  --------------------   --------------------
 Effect of exchange rate changes  on cash and cash equivalents            (244,719)              (87,569)              --
                                                                  -----------------  --------------------   --------------------
 Net (decrease)/increase in cash and cash equivalents                  (20,464,842)            28,392,454              3,821,277

 Cash and cash equivalents at beginning of year                          33,687,076             5,294,622              1,473,345
                                                                  =================  ====================   ====================
 Cash and cash equivalents at end of year                          $     13,222,234    $       33,687,076    $         5,294,622
                                                                  =================  ====================   ====================


 Supplemental disclosure of non-cash financing activities:
  Common Stock issued for receivable from sale of
     Common Stock                                                  $      --           $        --           $         1,130,000
                                                                  =================  ====================   ====================
  Exercise of Series B Preferred Stock warrants, net of
     shares required to satisfy exercise price                     $      --           $          267,380    $         --
                                                                  =================  ====================   ====================
 Conversion of Series C Preferred Stock to Common Stock            $      1,507,192    $        --           $         --
                                                                  =================  ====================   ====================
 Accretion of Stated Value of Series C Preferred Stock             $        282,739    $        --           $         --
                                                                  =================  ====================   ====================
  Treasury stock received in satisfaction of receivable
    from sale of Common Stock                                      $      --           $          120,000    $         --
                                                                  =================  ====================   ====================


               See notes to consolidated financial statements.

                See notes to consolidated financial statements.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

  CyberCash, Inc. ("CyberCash" or the "Company") was incorporated on August 29, 1994 in the State of Delaware and was in the development stage from date of inception through December 31, 1996. CyberCash is a leading provider of technology and services to enable secure financial transactions. The Company provides payment services, which enable merchants to accept various payment instruments over the Internet; the CashRegister service, which provides Internet merchants with the electronic equivalent of a cash register designed specifically for electronic commerce; and other services, including training, for merchants and financial institutions engaged in electronic commerce. CyberCash currently offers four distinct payment services: a secure payment card transport service; CyberCoin(R), a small payments service; PayNow(TM), a service that enables billers to accept "electronic checks" from consumers or other businesses; and, through the Company's joint venture in Germany, an Internet implementation of the leading European debit card.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The accompanying financial statements include the accounts of CyberCash and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

  Investments in unconsolidated joint ventures and affiliates in which the Company has the ability to exercise significant influence over the investee but has less than a controlling interest are accounted for using the equity method. The Company has no further investment obligations or guarantees to its unconsolidated joint ventures and affiliates. The Company records its share of net losses in its unconsolidated joint ventures to the extent of its investment balance.

CASH EQUIVALENTS AND RESTRICTED CASH

   The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in highly rated corporate debentures and commercial paper, having maturities of less than three months, and a money market mutual fund, which consists of U.S. government agency obligations and highly rated corporate debentures, having maturities of less than three months. These securities are recorded at cost, which approximates fair market value. The Company has not experienced any losses on these investments. Restricted cash, in the form of a certificate of deposit, secures Company credit cards held by employees for business expenses.

SHORT-TERM INVESTMENTS

  Short-term investments consist of high-grade commercial paper with original maturities beyond three months and less than twelve months. The Company's short-term investments are classified as available-for-sale and are stated at cost, which approximates fair market value.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the asset's estimated useful life ranging from 3 to 5 years. Each year, management determines whether any property and equipment or any other asset has been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Disposed of". The Company has not made any adjustments to the carrying values of its assets to date.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AGENCY FUNDS

  Customer cash balances available for CyberCoin and PayNow transactions are deposited in insured accounts with financial institutions in which the Company acts as the agent for its customers pending payment settlement. These funds are considered neither an asset or a liability of the Company. As of December 31, 1997 and 1996, the balance of funds held in agency accounts totaled approximately $124,000 and $17,800, respectively.


FOREIGN CURRENCY TRANSLATION

   Results of operations for foreign entities are translated to U.S. dollars using average exchange rates during the year. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet dates. Resulting translation adjustments are reflected in stockholders' equity as a foreign currency translation adjustment.

REVENUE RECOGNITION

  The Company recognizes transaction processing revenues and software development and technology license fees as the related services are performed. Advance payments for services are deferred and recognized as revenue when earned. Losses are recognized in the period in which they become determinable.

RESEARCH AND DEVELOPMENT COSTS

  The Company has expensed its product development costs as research and development costs. It will continue to expense such costs until the realizability of the Company's software can be established.

ADVERTISING COSTS

  All costs related to advertising the Company's products are expensed in the period incurred.

INCOME TAXES

  The Company provides for income taxes in accordance with the liability method. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NET LOSS PER SHARE

  During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

STOCK BASED COMPENSATION

  SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued To Employees". The Company will continue to account for its stock-based compensation in accordance with the provisions of APB No. 25 and will present pro forma disclosures of net loss and net loss per share as if the fair value method has been adopted.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



  The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral with regards to its accounts receivables. The Company maintains reserves for credit losses and such losses have been within management's expectations.

RECLASSIFICATION

  Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

RECENT PRONOUNCEMENTS

  In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position 97-2 ("SOP 97-2") "Software Revenue Recognition" which is required to be adopted by the Company for all transactions entered into on or after January 1, 1998. SOP 97-2 provides guidance in recognizing revenue on software transactions. The Company does not believe SOP 97-2 will have a material impact on the Company's financial statements.

There have been other recent pronouncements that will require the Company to add additional disclosures to its financial statements in 1998. The Company does not believe they will have a material impact on the Company's financial statements.

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at December 31:

                                                          1997                  1996
                                                          ----                  ----
 Computer equipment                                     $   6,339,000       $   5,486,000
 Furniture and fixtures                                       766,000             718,000
 Office equipment                                             663,000             536,000
 Leasehold improvements                                       810,000             591,000
                                                       --------------       -------------
                                                            8,578,000           7,331,000
 Less accumulated depreciation                              3,907,000           1,701,000
                                                       --------------       -------------
                                                        $   4,671,000       $   5,630,000
                                                       ==============       =============

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. COMMITMENTS

  The Company has entered into various operating lease agreements for office and equipment. The leases generally contain renewal options. Future minimum lease payments under noncancelable operating lease agreements, with initial or remaining terms in excess of one year, as of December 31, 1997, are as follows:

                         1998                     $  1,311,000
                         1999                          819,000
                         2000                          684,000
                         2001                          616,000
                         2002                          562,000
                         Thereafter                    142,000
                                                  ------------
                                                  $  4,134,000
                                                  ============


  During the years ended December 31, 1997, 1996 and 1995, the Company recognized approximately $1,751,000, $1,371,000 and $360,000, respectively, in rent expense. During 1997 and 1996, the Company recognized approximately $257,000 and $25,000, respectively, in sub-lease rental income. Minimum future sub-lease rentals to be received under non-cancelable sub-leases as of December 31, 1997 were approximately $131,000.

5. ACQUISITION OF NETBILL TECHNOLOGY LICENSE

  On March 21 1997, the Company entered into a technology licensing agreement with Carnegie Mellon University ("CMU") whereby the Company acquired the exclusive worldwide rights to CMU's NetBill technology for use in network-based electronic commerce. The consideration for the license included 120,000 shares of Common Stock, plus Warrants to purchase an additional 50,000 shares of the Company's Common Stock at an exercise price of $16.45 per share. The Warrants are divided into 25,000 Class A Warrants and 25,000 Class B Warrants. Each class will become exercisable in five equal annual installments of 5,000 Warrant shares, commencing on the first anniversary of the license, provided that the exercise of the Class B Warrants shall also be conditioned upon certain milestones, as described in the agreement. As of December 31, 1997 these conditions have not been met. In addition, the Company will pay a cash royalty of $450,000 payable over a period of four years. The Company will expense the royalty payments as incurred. During 1997, the Company expensed $75,000 related to the royalty payments. Due to the uncertainty associated with the realizability of the license acquired, the Company recorded a non-cash charge to operations of $2,162,500 for the fair value of the Common Stock and Class A Warrants issued in the acquisition of the NetBill technology license.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  On August 5, 1997, the Company completed a private placement with two institutional investors for 15,000 shares of the Company's Series C redeemable convertible Preferred Stock (the "Series C Preferred Stock") with a stated value of $1,000 per share resulting in net proceeds of approximately $14,200,000. The Series C Preferred Stock has no voting rights and is convertible into the number of shares of the Company's Common Stock equal to the stated value plus a premium of 5% per annum of the stated value from the date of issuance of the Series C Preferred Stock divided by a conversion price based on the market price of the Company's Common Stock on the Nasdaq National Market ("Nasdaq") during a measurement period ending one trading day prior to the conversion date. The Company has accreted the premium of 5% per annum to the Series C Preferred Stock carrying value.

  The Series C Preferred Stock is convertible at the option of the holders subject to certain limits and redeemable upon the occurrence of certain events such as dissolution. The Company has registered the resale of the underlying Common Stock under the Securities Act of 1933. On September 9, 1997, the investors converted 1,500 shares of Series C Preferred Stock into 83,156 shares of Common Stock. During February 1998, the investors converted 6,200 shares of Series C Preferred Stock into 607,852 shares of Common Stock.

  On February 5, 1998, the Company issued 15,000 shares of Series D redeemable convertible Preferred Stock with a stated value of $1,000 per share (the "Series D Preferred Stock") and options to purchase up to 354,191 shares of the Company's Common Stock (the "Investment Options") resulting in net proceeds of approximately $14,500,000. The Series D Preferred Stock has no voting rights and is convertible into the number of shares of the Company's Common Stock equal to the stated value plus a premium of 5% per annum of the stated value from the date of issuance of the Series D Preferred Stock divided by a conversion price. The conversion price is equal to the market price of the Company's Common Stock during the measurement period ending one trading day prior to the conversion date times the "conversion percentage." The conversion percentage is 100% through February 4, 1999, 92.5% from February 5, 1999 to August 4, 1999 and 85% thereafter. The Company has accreted the premium of 5% per annum to the Series D Preferred Stock carrying value. The Series D Preferred Stock is convertible at the option of the holders subject to certain limits. The Company has filed a registration statement for the resale of the underlying Common Stock under the Securities Act of 1933.

  The exercise price of the Investment Options is equal to the lesser of the average of $10.59 and the market price of the Company's Common Stock at the end of 1998 and 110% of the stock market price at the end of 1998. The Investment Options may be exercised between January 1, 1999 and February 5, 2003.

  In addition, the Company is committed to sell, and the investors are committed to buy, additional shares of Series D Preferred Stock and Investment Options for an additional $15,000,000 in cash upon the satisfaction of certain conditions, including that the market price of the Common Stock is at least $13.76 per share and that stockholder approval is obtained at the Company's annual meeting in late June 1998.

  The issuance of the Series C Preferred Stock and the Series D Preferred Stock is subject to

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Nasdaq's Marketplace Rule 4460(i). The holders of both series have agreed that the Company will not issue more than 19.99% of the Common Stock upon conversion of the series in the absence of approval by the Company's stockholders. The Company plans to seek stockholder approval of both financings at its annual meeting in June, 1998.

7. STOCKHOLDERS' EQUITY (DEFICIT)

INITIAL PUBLIC OFFERING

  On February 15, 1996, the Company completed its initial public offering of 2,760,000 shares of Common Stock, resulting in net proceeds of approximately $42,835,000. Concurrent with the initial public offering, the Company issued 976,540 shares of Common Stock in a private placement, which generated proceeds of approximately $15,439,000.

PREFERRED STOCK

The Company is authorized to issued up to 5,000,000 shares of Preferred Stock in one or more series with such rights, preferences and privileges as determined by the Board of Directors.

COMMON STOCK OPTIONS

  In April 1995, the Company adopted the 1995 Stock Option Plan (the "Option Plan"). The Option Plan provides for incentive stock option grants to be made at the discretion of the Compensation Committee of the Board of Directors to employees, officers and employee directors. The Option Plan also provides for non-statutory stock option grants to be made at the discretion of the Compensation Committee of the Board of Directors to employees, officers, directors and consultants of the Company. The Option Plan reserved 3,500,000 shares of Common Stock for issuance upon the exercise of options.

  The terms of stock options granted under the Option Plan may not exceed 10 years. The exercise price of options granted under the Option Plan is determined by the Compensation Committee; provided, however, that the exercise price of a nonstatutory stock option cannot be less than 85% of the fair market value of the Common Stock on the date of the option grant; and the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the Common Stock on the date of grant. Stock options generally vest as to 7.5% of the shares subject to option three months after the date of grant and 2.5% of such shares at the end of each month thereafter, so that the option is fully vested 40 months after grant.

  During the year ended December 31, 1995, employees exercised 500,000 options in exchange for notes receivables totaling $1,130,000. As of December 31, 1997, 16,875 of these shares of Common Stock are subject to repurchase by the Company until full vesting has occurred and approximately $785,000 of the notes receivables remained outstanding. During 1996, the Company received 20,000 shares of treasury stock and $224,786 in cash in satisfaction of one employee's note receivable.

  During 1995, the Company recognized deferred compensation expense of $752,000 for the difference between the exercise price and the deemed fair market value on the date of grant of stock options. The Company is amortizing this amount ratably over the vesting period of the options, which is 40 to 64 months. During the years ended December 31, 1997, 1996 and 1995, the Company recognized approximately $441,000, $422,000 and $103,000, respectively, of compensation expense related to Common Stock options. Included in the compensation expense for 1997 is $275,000 related to accelerated vesting of stock options for terminated employees.

  In December 1995, the Company adopted the 1995 Non-Employee Directors' Plan

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



("Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. Pursuant to the terms of the Directors' Plan, each person who is initially elected as a non-employee director of the Company after December 1995 will automatically be granted an option to purchase 10,000 shares of Common Stock on the date of their election to the Board. On the date of each annual meeting of the Company, starting with the meeting held in 1997, each person who is then a non-employee director of the Company will be granted an option to purchase up to 5,000 shares of Common Stock based on the number of days such person has continuously served as a non-employee director since the last annual meeting. In addition, on the date of each annual meeting of the Company, each person who is then a Non-Employee Director of the Company will be granted an option to purchase 1,500 shares of Common Stock of the Company under the Directors' Plan for each committee of the Board of Directors of the Company on which such person has served for at least the five months immediately prior to the annual meeting of the Company's stockholders. Outstanding options under the Directors' Plan will vest monthly over a five year period. The exercise price of options granted will be equal to the fair market value of the Common Stock on the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors' Plan is 100,000.

  Additionally, in December 1995, the Company adopted an Employee Stock Purchase Plan (the "ESPP") for employees of the Company. Employees who elect to enroll in the ESPP may make contributions to the ESPP by having withheld from their salary an amount between 1% and 15% of their compensation to purchase shares of Common Stock. Lump-sum purchases of Common Stock are made at the end of the purchase period at the lower of 85% of the fair market value of the stock on the first day of the offering period, or the employee's commencement date in the program, or 85% of the fair market value of the stock on the last day of the purchase period. During 1996, employees contributed $449,000 to the ESPP and 23,449 shares of Common Stock were purchased at $14.45 per share. During 1997, employees contributed $442,000 to the ESPP and 20,132 and 15,319 shares were purchased at $11.90 and $13.3875 per share, respectively. The maximum number of shares of Common Stock that may be issued under the ESPP is 500,000.

A summary of activity under the Option Plan and Directors' Plan follows:

                                                             Option Plan                               Directors' Plan
                                    -------------------------------------------    ---------------------------------------------
                                                                     Weighted                                         Weighted
                                                                     Average                                           Average
                                       Option          Price per    Price per       Option          Price per         Price per
                                       Shares            Share        Share         Shares            Share             Share
                                    ------------    --------------  ----------   -----------     --------------    -------------
 Outstanding at December 31, 1994        --               --            --            --               --                --
    Granted                            986,645        $2.00-$ 8.00      $ 3.52        --               --                --
    Exercised                        (500,000)        $2.00-$ 6.00      $ 2.26        --               --                --
    Canceled                             --               --            --            --               --                --
                                    ------------    --------------  ----------   -----------     --------------    -------------
 Outstanding at December 31, 1995      486,645        $2.00-$ 8.00      $ 4.32        --               --                --
   Granted                           1,016,948        $8.00-$45.75      $26.92       10,000              $32.25         $32.25
   Exercised                          (81,431)        $2.00-$15.00      $ 4.76        --               --                --
   Canceled                           (82,204)        $2.00-$33.50      $16.68        --               --                --
                                    ------------    --------------  ----------   -----------     --------------    -------------
 Outstanding at December 31, 1996    1,339,958        $2.00-$45.75      $20.49       10,000              $32.25         $32.25
   Granted                             793,889        $2.00-$27.50      $14.27       32,158       $10.75-$13.625        $11.64
   Exercised                          (94,377)        $2.00-$15.00      $ 5.62        --               --                --
   Canceled                          (388,561)        $2.00-$37.25      $21.69        --               --                --
                                    ------------    --------------  ----------   -----------     --------------    -------------
 Outstanding at December 31, 1997    1,650,909        $2.00-$45.75      $18.03       42,158       $10.75-$32.25         $16.53
                                    ============    ==============  ==========   ===========     ==============    =============


                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information regarding stock options outstanding at December 31, 1997:

                                           Outstanding Options                           Exercisable Options
--------------------    ----------------------------------------------------       ----------------------------------
  Range of Exercise        Number of            Weighted           Weighted                              Weighted
       Prices               Options             Average             Average                               Average
                          Outstanding          Remaining           Exercise            Number            Exercise
                                           Contractual Life          Price          Exercisable            Price
--------------------    -----------------  -------------------   --------------    ------------------   -------------
 $2.00-$6.00                    257,610           7.63                 $ 3.51             190,682            $ 3.25
 $8.00-$13.25                   185,662           9.08                 $11.51              38,218            $10.65
 $13.50-$13.625                 419,800           9.53                 $13.62              52,998            $13.62
 $13.75-$15.00                  226,700           8.14                 $14.93              99,188            $14.99
 $15.03-$26.25                  202,175           9.22                 $21.48              46,009            $22.68
 $26.50-$31.75                  169,220           8.53                 $29.77              65,870            $30.10
 $32.25-$35.50                  116,000           8.19                 $33.28              56,469            $33.18
 $37.25-$37.25                   14,900           8.79                 $37.25               4,990            $37.25
 $41.50-$41.50                    1,000           8.55                 $41.50                 425            $41.50
 $45.75-$45.75                  100,000           8.47                 $45.75              11,250            $45.75
--------------------    -----------------  -------------------   --------------    ------------------   -------------
 $2.00-$45.75                 1,693,067           8.71                 $18.05             566,099            $15.64
====================    =================  ===================   ==============    ==================   =============


The Company has reserved shares of Common Stock for future issuance relating to the employee benefits plans, the Directors' plan and Series C Preferred Stock. At December 31, 1997, the remaining reserved shares of Common Stock are as follows:



         Option Plan                                                       2,824,192
         Directors' Plan                                                     100,000
         ESPP                                                                441,100
         Series C Preferred Stock                                          2,526,844
                                                                       --------------
                                                                           5,892,136
                                                                       ==============


  Adjusted pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its Option Plan, Directors' Plan and ESPP under the fair value methodology. The fair value of the options granted during the years ended December 31, 1997, 1996 and 1995 are estimated as $9.14, $18.19 and $0.49, respectively, on the date of grant. The fair value for the Option Plan, Directors' Plan and ESPP was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                      1997           1996          1995
                                                                      ----           ----          ----
                          Risk-Free Interest Rate                    5.44%          6.00%          6.00%
                          Expected Dividend Yields                   0.00%          0.00%          0.00%
                          Expected Life of the Option             48.4 months    48.4 months    48.4 months
                          Volatility of the Company's Stock          79.88%        101.00%         0.00%

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The effect of applying SFAS No. 123 on 1997, 1996 and 1995 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the
(2) fair value of additional stock options in future years. The Company's adjusted pro forma information for the years ended December 31, are as follows:

                                                               1997                  1996                   1995
                                                               ----                  ----                   ----
Adjusted pro forma net loss                            $ (31,468,485)         $ (30,106,000)        $ (9,998,576)
Adjusted pro forma net loss per share                  $       (2.91)         $       (3.14)        $      (6.90)


As of December 31, 1997, there remains available for grant pursuant to the Option Plan, Directors' Plan and the ESPP 1,173,283, 57,842, and 441,100 shares of Common Stock.

8. INCOME TAXES

 The following is a summary of the components of the Company's net deferred tax assets as of December 31:

                                              1997               1996
                                           ------------     ------------
Net operating loss carryforward            $ 22,132,000     $ 11,413,000
Deferred start-up costs                       1,111,000        1,481,000
Depreciation                                     42,000           98,000
Accrued and deferred expenses                   235,000          203,000
                                           ------------     ------------
                                             23,520,000       13,195,000
Valuation allowance                        (23,520,000)     (13,195,000)
                                           ------------     ------------
Deferred tax asset, net                    $         --     $         --
                                           ============     ============


  At December 31, 1997, the Company had approximately $55,331,000 in tax net operating loss carryforwards which expire at varying dates through 2012. These carryforwards may be significantly limited under the Internal Revenue Service Code as a result of ownership changes resulting from the Company's redeemable convertible Preferred Stock financings and the initial public offering.

9. JOINT VENTURE AND SOFTWARE DEVELOPMENT AGREEMENTS

  On May 13, 1997, CyberCash and Softbank Corporation ("Softbank") entered into a joint venture agreement to commercialize CyberCash's technology in Japan. Pursuant to the agreement, the parties formed a Japanese corporation, CyberCash Kabushiki Kaisha ("CCKK"), to serve as the joint venture entity. A subsidiary of CyberCash purchased 200 shares of CCKK's Common Stock (approximately a 46% interest) for $83,000, and Softbank and several other entities have purchased 220 shares of CCKK's Preferred Stock, which is convertible into CCKK's Common Stock on a one-for-one basis. During February 1998, CyberCash, through its subsidiary, sold 10 shares of CCKK's Common Stock to another shareholder of CCKK for $200,000.

  In May 1997, CyberCash and CCKK entered into a Software Development Agreement. Under the agreement, CyberCash will modify the CyberCash technology and will license it to CCKK for use in the Japanese market. CCKK will pay CyberCash $100,000 plus its fully-burdened costs of performing this work, not to exceed $1,100,000. During 1997, the Company recognized revenues of $597,000 from work performed under the Software Development Agreement.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  On October 3, 1997, CyberCash, Dresdner Bank AG ("Dresdner") and Landesbank Sachsen Girozentrale ("Sachsen") formed a joint venture, CyberCash GmbH ("CC GmbH"), to commercialize CyberCash's technology in Germany. A wholly owned subsidiary of CyberCash purchased 40% of CC GmbH's equity shares for $1,165,000 with Dresdner and Sachsen purchasing the remaining 40% and 20% of the shares, respectively.

  CyberCash and CC GmbH have agreed to enter into a technology license agreement. Under the agreement, CyberCash will modify the CyberCash technology and will license it to CC GmbH for use in the German market. CC GmbH has agreed to pay CyberCash DM 3,600,000 (approximately US $2,100,000) for the initial licensing of the technology, in addition to annual maintenance fees of $80,000. The Company recognized $2,045,000 in revenues during 1997 from CC GmbH and this amount was included in accounts receivable as of December 31, 1997.

10. RETIREMENT PLAN

   The Company has adopted a 401(k) plan (the "Plan"), which covers all employees who have completed three months of service and attained the age of twenty one. The Plan allows employees to contribute up to 15% of their total compensation, subject to Internal Revenue Service limitations. The Company has not made matching contributions to the Plan.

11. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

  The Company's net revenues in 1997 were primarily from three customers who have licensed CyberCash technology for use in foreign markets and who provide services in the banking and transaction processing industries. Revenues from these customers totaled approximately $2,045,000 (46%), $1,028,000 (23%), and $597,000 (13%). As of December 31, 1997, substantially all of the Company's accounts receivable were due from these three customers.

  The Company's net revenues in 1996 were primarily from four customers who provide services in the banking and transaction processing industries. Revenues from these customers totaled approximately $35,000 (28%), $30,000 (24%), $22,000 (17%), and $20,000 (16%). As of December 31, 1996, substantially all of the Company's accounts receivable were due from these four customers.

  During 1997, the Company's net revenues were generated in the United States (34%), Europe (53%) and Japan (13%). During 1996, all the Company's net revenues were generated in the United States.

  As of December 31, 1997 and 1996, the Company's identifiable assets were primarily located in the Company's offices in the United States (92%) and India (8%).

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12. NET LOSS PER SHARE

The following table set forth the computation of basic and diluted net loss per share:

                                                                    Year Ended December 31,
                                                ------------------------------------------------------------------
                                                       1997                    1996                  1995
                                                ------------------    --------------------    ---------------------
 Numerator:
 Net loss                                         $   (26,221,910)       $    (26,554,741)      $   (10,006,195)
 Accrued dividends to Preferred Stockholders             (282,739)                 --                    --
                                                ------------------    --------------------    ---------------------
 Net loss available to Common Stockholders        $   (26,504,649)       $    (26,554,741)      $   (10,006,195)
                                                ==================    ====================    =====================
 Denominator:
   Weighted average shares outstanding                  10,898,036               9,585,418             1,450,000
                                                ==================    ====================    =====================

 Basic earnings per share                         $         (2.43)       $          (2.77)      $         (6.90)
                                                ==================    ====================    =====================
 Diluted earnings per share                       $         (2.43)       $          (2.77)      $         (6.90)
                                                ==================    ====================    =====================



13. SUBSEQUENT EVENT

On March 16, 1998, CyberCash and ICVerify, Inc., entered into an agreement in principle to merge the two companies. CyberCash, Inc. will pay $16 million in cash and distribute 2.3 million shares of CyberCash Common Stock to the shareholders of ICVerify, Inc. The consummation of the transaction, which is expected to be completed in the second quarter of 1998, is subject to negotiation of a binding agreement and certain other conditions. CyberCash will account for this business combination using the purchase method of accounting.

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

DIRECTORS

         The following sets forth certain information regarding the directors of the Company as of March 20, 1998:

Name                              Age      Position
----                              ---      --------
Daniel C. Lynch                   56       Chairman of the Board of Directors

William N. Melton                 55       Director

Michael Rothschild                45       Director

Charles T. Russell                68       Director

Garen K. Staglin                  53       Director

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

         Michael Rothschild has served as a member of the Company's Board of Directors since November 1995. He is an author, economic columnist and president of The Bionomics Institute, a non-profit educational foundation. Since 1993, Mr. Rothschild has been President and Chief Executive Officer of Maxager Technology, Inc., a software maker specializing in advanced product costing systems for manufacturers. Mr. Rothschild is also a director or Ramtron International Corporation.

         Charles T. Russell has been a member of the Company's Board of Directors since August 1997. Mr. Russell was President and Chief Executive Officer of Visa International from 1984 to 1994. Mr. Russell is a member of the Board of Directors of First Data Corporation.

         Garen K. Staglin has served as a member of the Company's Board of Directors since July 1996. Since 1991, Mr. Staglin has been the Chairman and Chief Executive Officer of Safelite Glass Corporation, a manufacturer and retailer of replacement autoglass and related services. Mr. Staglin is also a director of First Data Corporation,

Quick Response Services, Inc. and Grimes Aerospace Corporation. He is a member of the Advisory Board of the Stanford Graduate School of Business.

BOARD COMPOSITION

         The Company's Board of Directors is divided into three classes: Class I expires at the annual meeting of stockholders to be held in 2000; Class II expires at the annual meeting of stockholders to be held in 1998; and Class III expires at the annual meeting of stockholders to be held in 1999. The Class I directors are Messrs. Melton and Staglin; the Class II directors are Messrs. Lynch and Russell; and the Class III director is Mr. Rothschild. At each annual meeting of stockholders, the successors to directors whose terms are expiring will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

BOARD COMMITTEES

         The Audit Committee of the Board of Directors was formed in December 1995 to review the internal accounting procedures of the Company and consult with and review the services provided by the Company's independent auditors. Messrs. Lynch, Rothschild and Staglin comprise the Audit Committee. The Compensation Committee of the Board of Directors was formed in December 1995 to review and recommend to the Board the compensation and benefits of employees of the Company. The Compensation Committee also administers the issuance of stock options and other awards under the Company's stock plans, except for the 1995 Non-Employee Directors' Stock Option Plan, which is administered by the Board of Directors. Messrs. Lynch, Russell and Staglin comprise the Compensation Committee.

DIRECTOR COMPENSATION

         Directors currently do not receive any cash compensation from the Company for their service as members of the Board of Directors, although they are reimbursed for certain expenses in connection with attendance at Board and Committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No executive officer of the Company served as a director or member of
(i) the compensation committee of another entity which has an executive officer who is a director of the Company or a member of the Company's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission, by a specified date, reports regarding their ownership of Common Stock. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all of its officers and directors and greater than ten percent beneficial owners complied with all
Section 16(a) filing requirements applicable to them with respect to those transactions during 1997.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain compensation awarded or paid by the Company during the three fiscal years ended December 31, 1997 to its President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees:

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                          -------------------------------------------

                                                                                             OTHER            LONG TERM
                                                                                             ANNUAL      COMPENSATION AWARDS
                                                                                            COMPEN-     SECURITIES UNDERLYING
 NAME AND PRINCIPAL POSITION                              YEAR   SALARY ($)   BONUS ($)    SATION ($)        OPTIONS (#)
 ------------------------------------                     ----   ----------   ---------    ----------        -----------
 William N. Melton                                        1997       100,000          --            --                      --
 President and Chief Executive Officer                    1996       100,000          --            --                      --
                                                          1995       100,000          --            --                      --

 Bruce G. Wilson                                          1997       180,000       9,000            --                  15,000
 Executive Vice President                                 1996       180,000      15,000            --                      --
                                                          1995       170,000          --            --                  27,000

 Stephen D. Crocker                                       1997       184,950      13,500     69,100(1)                      --
 Chief Technology Officer                                 1996       180,000      15,000     29,021(1)                      --
                                                          1995       170,000          --            --                 200,000

 Russell B. Stevenson, Jr.                                1997       210,000      20,475            --                  30,000
 Senior Vice President, General Counsel and Secretary     1996       168,523      20,475            --                  35,000
                                                          1995            --          --            --                      --

 Denis Yaro                                               1997       220,000      26,000            --                  10,000
 Executive Vice President                                 1996       175,389      22,533            --                 160,000
                                                          1995            --          --            --                      --


     ------------------

     (1) In connection with the exercise of certain options during 1995, Mr. Crocker executed a promissory note in the amount of $400,000, which accrues interest at an annual rate of 6%. During 1997 and 1996, the Company paid Mr. Crocker $69,100 and $29,021, respectively to reimburse him for the interest that he paid on the note.

EQUITY INCENTIVE PLANS

         1995 Stock Option Plan. In April 1995, the Company adopted the 1995 Stock Option Plan (the "Option Plan") under which 1,000,000 shares of Common Stock were reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. Subsequent amendments to the Option Plan increased the share reserve to its current level of 3,500,000 shares of Common Stock. The Option Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors), directors and consultants of the Company. The Option Plan previously was administered by the Board of Directors and presently is being administered by the Compensation Committee, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof.

         The terms of stock options granted under the Option Plan may not exceed 10 years. The exercise price of options granted under the Option Plan is determined by the Compensation Committee; provided, however, that the exercise price of a nonstatutory stock option cannot be less than 85% of the fair market value of the Common Stock on the date of the option grant; and the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the Common Stock on the date of grant. Options granted under the Option Plan generally vest as to 7.5% of the shares subject to option three months after the date of grant and 2.5% of such shares at the end of each month thereafter, so that the option is fully vested 40 months after grant. No option may be transferred by the optionee other than by will or the laws of descent or distribution. An optionee whose relationship with the Company or any related corporation ceases for any reason (other than by death or permanent and total disability) may exercise options within the three month period following such cessation (unless such options terminate or expire sooner by their terms) or within such longer period as determined by the Compensation Committee.

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

         As of December 31, 1997, 675,808 shares of Common Stock had been issued upon the exercise of options granted under the Option Plan (16,875 of which were subject to a repurchase option in favor of the Company as of December 31, 1997), options to purchase 1,650,909 shares of Common Stock at exercise prices ranging from $2.00 to $45.75 per share were outstanding and 1,173,283 shares remained available for future option grants. The Option Plan will terminate on April 5, 2005, unless terminated sooner by the Compensation Committee.

         Non-Employee Directors' Stock Option Plan. In December 1995, the Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The Directors' Plan is administered by the Board of Directors.

         The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors' Plan is 100,000. Pursuant to the terms of the Directors' Plan, each newly elected director of the Company who is not otherwise an employee of the Company (a "Non-Employee Director") will automatically be granted an option to purchase 10,000 shares of Common Stock on the date of his or her election to the Board. On the date of each annual meeting of the Company, each person who is then a Non-Employee Director of the Company and who has continuously served as a Non-Employee Director since the last annual meeting, will be granted an option to purchase 5,000 shares of Common Stock of the Company under the Directors' Plan, and each other person who is then a Non-Employee Director will be granted an option to purchase a pro rated number of shares of Common Stock based on the number of days such person has continuously served as a Non-Employee Director since the last annual meeting. In addition, on the date of each annual meeting of the Company, each person who is then a Non-Employee Director of the Company will be granted an option to purchase 1,500 shares of Common Stock of the Company under the Directors' Plan for each committee of the Board of Directors of the Company on which such person has served for at least the five months immediately prior to the annual meeting of the Company's stockholders.

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

         As of December 31, 1997, options to purchase 42,158 shares of Common Stock at exercise prices ranging from $10.75 to $32.25 per share were outstanding under the Directors' Plan and 57,842 shares remained available for future option grants under the Directors' Plan.

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

         As of December 31, 1997, 35,451 shares of Common Stock were purchased at prices ranging from $11.90 to $13.3875 per share, and 441,100 shares remained available for future purchases.

STOCK OPTION INFORMATION

         The following table shows for the fiscal year ended December 31, 1997, certain information regarding options granted to, exercised by, and held at year end by the Company's President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                           NUMBER OF        % OF TOTAL                                    VALUE AT ASSUMED
                          SECURITIES          OPTIONS       EXERCISE                    ANNUAL RATES OF STOCK
                          UNDERLYING        GRANTED TO      OR BASE                     PRICE APPRECIATION FOR
                            OPTIONS        EMPLOYEES IN      PRICE     EXPIRATION       OPTION TERM ($)(3)(4)
 NAME                    GRANTED(#)(1)     FISCAL YEAR     ($/SH)(2)      DATE             5%            10%
 ----------              -------------     -----------     ---------   ----------      --------       ----------
 William N. Melton                --             --            --             --             --             --
 Bruce G. Wilson              15,000            2.0        13.625        7/17/07        128,530        325,721
 Denis Yaro                   10,000            1.0        13.625        7/17/07         85,687        217,147
 Stephen D. Crocker               --             --            --             --             --             --
 Russell B. Stevenson, Jr.    30,000            4.0        13.625        7/17/07        257,061        651,442


----------
(1) The options are generally incentive stock options with vesting occurring over 40 months, with 7.5% of the shares vesting after three months, and 2.5% of the shares vesting each month for the next 37 months.

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

         The following table sets forth information with respect to (i) the exercise of stock options during the fiscal year ended December 31, 1997 by the Company's President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees, (ii) the number of unexercised options held as of December 31, 1997 by the Company's President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees and (iii) the value as of December 31, 1997 of unexercised in-the-money options; that is, the amount by which the fair market value exceeds the exercise price of the Common Stock as of December 31, 1997 ($12.6875).

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                             NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                       SHARES ACQUIRED      AT FISCAL YEAR END (#)         FISCAL YEAR-END ($)(2)
                         ON EXERCISE    ------------------------------   -------------------------
      NAME                  (#)         EXERCISABLE     UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
 ---------------      ---------------  ------------    --------------   -----------  --------------
 William N. Melton              --               --                --            --              --
 Bruce G. Wilson                 0           18,750            23,250       112,852          67,711
 Denis Yaro                      0           83,250            86,750             0               0
 Stephen D. Crocker(1)           0                0            15,000             0         160,313
 Russell B. Stevenson, Jr.       0           21,250            43,750             0               0


----------

(1) Includes 15,000 shares held by Mr. Crocker issued upon exercise of options but subject to a right of repurchase by the Company.

(2) Based on the closing price of the Company's Common Stock on December 31, 1997 of $12.6875 per share, minus the exercise price, multiplied by the number of shares underlying the option.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Stock as of March 20, 1998 for (i) each stockholder who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) certain executive officers of the Company; (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified, the address of all stockholders is the address of the Company set forth herein.

NAME AND ADDRESS OF                          AMOUNT AND NATURE
  BENEFICIAL OWNER                      OF BENEFICIAL OWNERSHIP (1)   % OF SHARES OUTSTANDING
------------------                      ---------------------------   -----------------------
William N. Melton (2) . . . . . . . . .          2,294,258                       19.46%

SOFTBANK Holdings, Inc .  . . . . . . .            976,540                        8.28
   2951 28th Street, #3060
   Santa Monica, CA 90405

VeriFone, Inc. (3)  . . . . . . . . . .            900,000                        7.64
   Three Lagoon Drive
   Suite 400
   Redwood City, CA 94065

Daniel C. Lynch (4) . . . . . . . . . .            598,909                        5.08

Stephen D. Crocker  . . . . . . . . . .            253,600                        2.15

Bruce G. Wilson (5) . . . . . . . . . .            175,298                        1.49

Denis Yaro (6)  . . . . . . . . . . . .            103,500                        *

Michael Rothschild (7)  . . . . . . . .             40,007                        *

Russell B. Stevenson, Jr. (6) . . . . .             32,125                        *

Maureen M. Loftus (6) . . . . . . . . .             32,000                        *

James J. Condon (6) . . . . . . . . . .             30,768                        *

Garen K. Staglin (8)  . . . . . . . . .             24,776                        *

Nancy C. Goldberg (6) . . . . . . . . .              1,666                        *

Charles T. Russell (6)  . . . . . . . .              1,666                        *

All directors and executive officers
   as a group (12 persons) (9)  . . . .          3,588,573                       30.44%

-------------
*   Less than one percent.

(1) The ownership of shares of Common Stock reported herein is based upon filings with the Securities and Exchange Commission (the "Commission"). Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 11,787,313 shares outstanding as of March 20, 1998.

(2) Includes 15,000 shares held by members of Mr. Melton's immediate family.

(1) Information presented is based on a Schedule 13G filed by VeriFone, Inc. with the Commission on February 17, 1998. Includes 100,000 shares owned by a wholly-owned subsidiary of VeriFone.

(1) Consists of 572,576 shares held by The Lynch Living Trust U/T/A dated March 2, 1990 of which Daniel C. Lynch and Karen D. Lynch are co-trustees; 10,000 shares held by The Katherine Danielle Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; 10,000 shares held by The Michael MacAllen Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; 5,000 shares held by The Francis Troy Lynch Irrevocable Trust of which Daniel C. Lynch is trustee and 1,333 shares subject to stock options exercisable within 60 days of March 20, 1998.

(1) Includes 24,825 shares subject to stock options exercisable within 60 days of March 20, 1998.

(1) Consists of shares subject to stock options exercisable within 60 days of March 20, 1998.

(1) Consists of 38,924 shares held by The Michael L. Rothschild Trustee Revocable Trust U/T/A dated August 9, 1993 and 1,083 shares subject to stock options exercisable within 60 days of March 20, 1998.

(1) Includes 4,776 shares subject to stock options exercisable within 60 days of March 20, 1998.

(1) Includes 233,742 shares subject to stock options exercisable within 60 days March 20, 1998.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the exercise of stock options during 1995, Stephen Crocker executed a promissory note in the amount of $400,000 with interest payable at an annual rate of 6%, which matures on October 29, 1998 and is secured by the Common Stock issued upon exercise of the options. The Company paid Mr. Crocker, the Company's Chief Technology Officer, $69,100 to reimburse him for the interest that he paid on his note during 1997. As of March 20, 1998, the outstanding amount of principal owed by Mr. Crocker was $400,000.


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

March __, 1998                             CYBERCASH, INC.
                                           Registrant

                                           By:
                                                   ------------------------------------------
                                                   William N. Melton
                                                   President and Chief Executive Officer


                                                                             March __, 1998
-------------------------------------------
William N. Melton
President, Chief Executive Officer & Director
(Principal Executive Officer)

                                                                             March __, 1998
-------------------------------------------
James J. Condon
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

                                                                             March __, 1998
-------------------------------------------
Daniel C. Lynch
Chairman of the Board of Directors

                                                                             March __, 1998
-------------------------------------------
Michael Rothschild
Director

                                                                             March __, 1998
-------------------------------------------
Charles T. Russell
Director

                                                                             March __, 1998
-------------------------------------------
Garen K. Staglin
Director

                               INDEX TO EXHIBITS

EXHIBIT

NUMBER                            DESCRIPTION OF DOCUMENT
---------                         -----------------------
3.1        Amended and Restated Certificate of Incorporation (1)

3.2        Bylaws (1)

3.3        Certificate of Designations of Series C Convertible Preferred Stock (2)

3.4        Certificate of Designations of Series D Convertible Preferred Stock (3)

4.1        Form of the Company's common stock certificate (1)

4.2        Securities Purchase Agreement dated as of February 5, 1998 between the Company, RGC International Investors, LDC and Halifax Fund, L.P.
           (3)

4.3        Registration Rights Agreement dated as of February 5, 1998 between the Company, RGC International Investors, LDC and Halifax Fund, L.P.
           (3)

4.4        Investment Option dated February 5, 1998 issued to RGC International
           Investors, LDC (3)

4.5        Investment Option dated February 5, 1998 issued to Halifax Fund, L.P. (3)

4.6        Securities Purchase Agreement dated as of August 1, 1997 between the
           Company, RGC International Investors, LDC and Halifax Fund, L.P. (4)

4.7        Registration Rights Agreement dated as of August 1, 1997 between the
           Company, RGC International Investors, LDC and Halifax Fund, L.P. (5)

4.8        Subscription Agreement dated as of March 21, 1997 between the
           Company and Carnegie Mellon University (6)

4.9        Warrant Certificate dated as of March 21, 1997 (7)

10.1 Form of Indemnity Agreement entered into between the Company and certain of its directors and executive officers (1) (8)

10.2       1995 Stock Option Plan (8) (9)

10.3       Form of Incentive Stock Option (1) (8)

10.4       Form of Performance Stock Option (1) (8)

10.5       Form of Non-Statutory Stock Option (1) (8)

10.6       1995 Employee Stock Purchase Plan (1) (8)

10.7       1995 Non-Employee Directors' Stock Option Plan (8) (10)

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

10.10      Second Amendment to Lease dated April 29, 1996 by and between the
           Company and Gateway Virginia Properties, Inc. (11)

10.11      Sublease Agreement dated December 16, 1996 by and between the
           Company and National Food Brokers Association. (11)

10.12 Sublease dated March 27, 1996 by and between the Company and Sega of America, Inc. and Addendum No. One to the Sublease dated April 12,
           1996 (regarding office space subleased to the Company) (11)

10.12(i) Sublease dated July 30, 1996 by and between the Company and Sega of America, Inc. (regarding office space subleased to Sega of America). (11)

10.13      Amended and Restated Investors' Rights Agreement, dated August 24,
           1994, between the Company and certain investors. (1)

10.13(i)   Amendment, dated September 29, 1995, to Amended and Restated
           Investors' Rights Agreement. (1)

10.14 BSAFE/TIPEM OEM Master License Agreement, dated September 1995, by and between the Company and RSA Data Security, Inc. (1)

10.15 Purchase Agreement dated February 15 1996 by and between the Company and SOFTBANK Holdings, Inc. (11)

10.16      Joint Venture Agreement dated as of May 13, 1997 among the Company,
           CyberCash Japan C.V. and Softbank Corporation (12)

10.17      Software License Agreement dated as of May 13, 1997 between the
           Company and CyberCash K.K. (13)

10.18 Technology License Agreement dated as of December 17, 1997 between the Company and CyberCash GmbH

21.1       Subsidiaries of the Company

23.1       Consent of Ernst & Young LLP, Independent Auditors

27.1       Financial Data Schedule

--------------------------------------------------------------------------------
(1) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-80725).

(2) Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 1997 (the "1997 8-K").

(3) Incorporated herein by reference to the same-numbered exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 1998.

(4)  Incorporated herein by reference to Exhibit 99.3 to the 1997 8-K.

(5)  Incorporated herein by reference to Exhibit 99.4 to the 1997 8-K.

(6) Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 25, 1997 (the "2nd Quarter 1997 10-Q").

(7)  Incorporated herein by reference to Exhibit 10.4 to the 2nd Quarter 1997
10-Q.

(8)  Indicates a management compensatory plan, contract or arrangement.

(9)  Incorporated herein by reference to Exhibit 10.1 to the 2nd Quarter 1997
10-Q.

(10) Incorporated herein by reference to Exhibit 10.2 to the 2nd Quarter 1997 10-Q.

(11) Incorporated herein by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 1997.

(12) Incorporated herein by reference to Exhibit 10.5 to the 2nd Quarter 1997 10-Q.

(13) Incorporated herein by reference to Exhibit 10.6 to the 2nd Quarter 1997 10-Q.





59