Form 10-Q
period 1998-03-31
CYBERCASH INC
filed 1998-05-13
CIK 1004232

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
           PERIOD ENDED MARCH 31, 1998

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

     COMMON STOCK, $0.001 PAR VALUE                   12,215,437 SHARES
                 (CLASS)                       (OUTSTANDING AT MARCH 31, 1998)

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Consolidated Statements of Operations for the three months
            ended March 31, 1998 and 1997.............................      2
          Consolidated Balance Sheets as of March 31, 1998 and
            December 31, 1997.........................................      3
          Consolidated Statements of Cash Flows for the three months
            ended March 31, 1998 and 1997.............................      4
          Notes to Consolidated Financial Statements..................      5
Item 2.   Management's Discussion and Analysis of Financial Conditions
            and Results of Operations.................................      6
Item 3.   Qualitative and Quantitative Market Risk Disclosure.........      9

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     10
Item 2.   Changes in Securities.......................................     10
Item 3.   Defaults upon Senior Securities.............................     11
Item 4.   Submission of Matters to a Vote of Security-Holders.........     11
Item 5.   Other Information...........................................     11
Item 6.   Exhibits and Reports on Form 8-K............................     11
          Signatures..................................................     12

                        PART I -- FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Revenues....................................................  $ 1,141,630   $   155,395
Cost of revenues............................................    1,107,830       749,447
                                                              -----------   -----------
     Gross profit (loss)....................................       33,800      (594,052)
Costs and expenses:
     Research and development...............................    1,671,498     2,761,939
     Sales and marketing....................................    2,948,579     2,460,342
     General and administrative.............................    1,695,207     1,610,408
     Write-off of NetBill technology license................           --     2,162,500
                                                              -----------   -----------
Loss from operations........................................   (6,281,484)   (9,589,241)
Interest income and expense.................................      695,730       381,675
Other expense...............................................      (87,805)           --
                                                              -----------   -----------
Net loss....................................................  $(5,673,559)  $(9,207,566)
                                                              ===========   ===========
Net loss per share..........................................  $     (0.53)  $     (0.86)
                                                              ===========   ===========

                            See accompanying notes.

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 31,374,134   $ 13,222,234
  Short-term investments....................................            --      8,779,773
  Restricted cash...........................................       270,466        263,132
  Accounts receivable.......................................     2,260,842      2,706,776
  Prepaid expenses and other current assets.................     1,339,803        816,730
                                                              ------------   ------------
          Total current assets..............................    35,245,245     25,788,645
Property and equipment, net.................................     5,724,398      4,671,350
Investment in affiliates....................................       344,127        342,155
Other long-term assets......................................       860,057        557,124
                                                              ------------   ------------
          Total assets......................................  $ 42,173,827   $ 31,359,274
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,832,879   $    801,252
  Accrued bonus and employee benefits.......................       690,195        474,942
  Other accrued expenses....................................       757,725        266,946
  Deferred revenue..........................................       208,968        209,806
                                                              ------------   ------------
          Total current liabilities.........................     3,489,767      1,752,946
Commitments
Series C Convertible Preferred Stock, $.001 par value;
  15,000 shares authorized and designated, 1,000 shares
  issued and outstanding as of March 31, 1998 and 13,500
  shares issued and outstanding as of December 31, 1997;
  liquidation preference of $1,032,603 at
  March 31, 1998............................................       264,204     13,013,772
Series D Convertible Preferred Stock, $.001 par value;
  15,000 shares authorized and designated, 15,000 shares
  issued and outstanding; liquidation preference of
  $15,110,959 at March 31, 1998.............................    14,529,205             --
Stockholders' equity:
  Common Stock, $.001 par value; 25,000,000 shares
     authorized; 12,235,437 shares issued and 12,215,437
     outstanding as of March 31, 1998 and 11,075,246 shares
     issued and 11,055,246 outstanding as of December 31,
     1997...................................................        12,235         11,075
  Additional paid-in capital................................    94,618,022     81,896,532
  Accumulated deficit.......................................   (69,609,899)   (63,936,340)
  Treasury stock, at cost, 20,000 shares....................      (120,000)      (120,000)
  Accumulated other comprehensive income....................      (214,252)      (332,288)
  Receivable from sale of Common Stock......................      (719,846)      (803,338)
  Unearned compensatory stock options.......................       (75,609)      (123,085)
                                                              ------------   ------------
          Total stockholders' equity........................    23,890,651     16,592,556
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 42,173,827   $ 31,359,274
                                                              ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(5,673,559)  $(9,207,566)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      665,820       587,701
  Write-off of NetBill technology license...................           --     2,162,500
  Accrued interest on receivable from sale of Common
     Stock..................................................       (9,678)      (11,802)
  Compensation expense related to stock options.............       34,138       190,654
  Changes in operating assets and liabilities:
     Accounts receivable....................................      445,934        (8,803)
     Prepaid expenses and other current assets..............     (530,407)      115,872
     Other long-term assets.................................     (302,933)       23,645
     Accounts payable and accrued expenses..................    1,737,659      (679,211)
     Deferred revenue.......................................         (838)      (26,950)
                                                              -----------   -----------
Net cash used in operating activities.......................   (3,633,864)   (6,853,960)
INVESTING ACTIVITIES
Sales of short-term investments.............................    8,779,773            --
Investment in affiliates....................................       (1,972)           --
Purchases of property and equipment.........................   (1,718,868)     (526,551)
                                                              -----------   -----------
Net cash provided by (used in) investing activities.........    7,058,933      (526,551)
FINANCING ACTIVITIES
Proceeds from issuance of Preferred Stock...................   14,409,171            --
Proceeds from receivable from sale of Common Stock..........       93,170        19,580
Proceeds from the issuance of Common Stock through the
  Employee Stock Option Plan................................      106,454        62,435
                                                              -----------   -----------
Net cash provided by financing activities...................   14,608,795        82,015
                                                              -----------   -----------
Effect of exchange rates changes on cash and cash
  equivalents...............................................      118,036       (12,433)
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........   18,151,900    (7,310,929)
Cash and cash equivalents at beginning of period............   13,222,234    33,687,076
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $31,374,134   $26,376,147
                                                              ===========   ===========

                            See accompanying notes.

                                CYBERCASH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. ("CyberCash" or the "Company") was incorporated on August 29, 1994 in the State of Delaware and was in the development stage from date of inception through December 31, 1996. CyberCash is a leading provider of technology and services to enable secure financial transactions. The Company provides payment services, which enable merchants to accept various payment instruments over the Internet; the CashRegister service, which provides Internet merchants with the electronic equivalent of a cash register designed specifically for electronic commerce; and other services, for merchants and financial institutions engaged in electronic commerce. CyberCash currently offers four distinct payment services: a secure payment card transport service; CyberCoin(R), a small payments service; PayNow(TM) Secure Electronic Check Service, a service that enables billers to accept "electronic checks" from consumers or other businesses; and, through the Company's joint venture in Germany, an Internet implementation of the leading European debit card.

     The accompanying interim consolidated financial statements and notes thereto are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full year.

2.  PRIVATE PLACEMENT

     On February 5, 1998, the Company issued 15,000 shares of Series D redeemable convertible Preferred Stock with a stated value of $1,000 per share (the "Series D Preferred Stock") and options to purchase up to 354,191 shares of the Company's Common Stock (the "Investment Options") resulting in net proceeds of approximately $14,409,000. The Series D Preferred Stock has no voting rights and is convertible into the number of shares of the Company's Common Stock equal to the stated value of $1,000 per share plus a premium of 5% per annum of the stated value from the date of issuance of the Series D Preferred Stock divided by a conversion price. The conversion price is equal to the lowest closing price of the Company's Common Stock during the measurement period ending one trading day prior to the conversion date, multiplied by a "conversion percentage." The conversion percentage is 100% through February 4, 1999, 92.5% from February 5, 1999 to August 4, 1999 and 85% thereafter. The Company has accreted the premium of 5% per annum to the Series D Preferred Stock carrying value.

     The Series D Preferred Stock is convertible at the option of the holders subject to certain limits and redeemable upon the occurrence of certain events such as dissolution. The Company has on file an effective registration statement for the resale of the underlying common stock under the Securities Act of 1933. During April 1998, the investors converted 8,750 shares of Series D Preferred Stock into 530,865 shares of Common Stock.

     The exercise price of the Investment Options is equal to the lesser of the average of $10.59 and the market price of the Company's Common Stock at the end of 1998 and 110% of the stock market price at the end of 1998. The Investment Options may be exercised between January 1, 1999 and February 5, 2003.

     In addition, the Company is committed to sell, and the investors are committed to buy, additional shares of Series D Preferred Stock and Investment Options for $15,000,000 in cash upon the satisfaction of certain conditions, including that the market price of the Common Stock is at least $13.76 per share and that stockholder approval is obtained at the Company's annual meeting in late June 1998.

3.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                   (UNAUDITED)
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------   ------------
Numerator:
Net loss.................................................  $ (5,673,559)  $ (9,207,566)
Accrued dividends to Preferred Stockholders..............      (178,916)            --
Net loss available to Common Stockholders................  $ (5,852,475)  $ (9,207,566)
Denominator:
Weighted average shares outstanding......................    11,060,231     10,730,657
Basic earnings per share.................................  $      (0.53)  $      (0.86)
Diluted earnings per share...............................  $      (0.53)  $      (0.86)

4.  COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The components of comprehensive income for the three months ended March 31, 1998 and 1997 are as follows:

                                                                1998          1997
                                                             -----------   -----------
Net loss...................................................  $(5,673,559)  $(9,207,566)
Foreign currency translation adjustments...................      118,036       (12,433)
                                                             -----------   -----------
Comprehensive income.......................................  $(5,555,523)  $(9,219,999)
                                                             ===========   ===========

     The components of accumulated other comprehensive income at March 31, 1998 and December 31, 1997 are as follows:

                                                                FOREIGN
                                                               CURRENCY
                                                              TRANSLATION
                                                              -----------
December 31, 1997...........................................   $(332,288)
Current period other comprehensive income...................     118,036
                                                               ---------
March 31, 1998..............................................   $(214,252)
                                                               =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying interim consolidated financial statements and notes thereto. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future period. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. The uncertainties and risks include the pace of growth of Internet commerce, development by the Company and its competitors of new products and services, strategic decisions by major participants in the industry, competitive pricing pressures, legal and regulatory developments, and general economic conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's Annual Report on Form 10-K.

     Overview. The Company's future operating performance will depend in large part on the rate of growth of electronic commerce and what role payment systems, like those offered by the Company, will play in electronic commerce. Moreover, the market for electronic payment services is still immature and is changing rapidly. It is not certain that the Company's services will find acceptance in the market. The Company's revenue expectations have been based largely on expectations of future demand rather than on actual experience. Since its inception in August 1994, the Company has devoted most of its efforts to development and marketing in preparation for and anticipation of the growth in electronic commerce that it expected would create a substantial market for its Internet payment services. The Company also has made significant investments in computers, networking systems and telecommunications equipment. Largely, as a result of the expenses associated with these efforts, the Company's operating expenses increased each quarter through the end of 1996, but have been maintained at approximately $7.5 million for each quarter through March 31, 1998.

     Internet commerce has developed more slowly than was generally anticipated at the time of the Company's initial public offering. As a result, the Company's revenues from transaction processing and other recurring sources have not grown as quickly as expected, and the Company has had to find other sources of revenue.

     During 1998 and 1997, the Company has continued its efforts to establish a strong market position and to lay the foundations for growth in recurring revenues if and when Internet commerce becomes substantial. At the same time, the Company has been able to generate revenues from some of these initiatives by getting strategic allies or joint venture partners to finance all or part of the development work necessary to adapt the Company's technology to new uses or to foreign markets. The Company intends to continue whenever possible to seek revenues from development work it performs in connection with strategic alliances in order to help finance its overall development program.

     If electronic commerce continues to grow during 1998, and if there is a resulting increase in the demand for electronic payment services, the Company believes it is strategically positioned to be able to capture a significant share of its market. The rate of growth of the electronic market and the Company's success in it are, however, subject to considerable uncertainty.

     On April 30, 1998, the Company completed the acquisition of ICVerify, Inc., a company that develops and markets payment systems software, for $16,250,000 in cash and 2,300,000 shares of Common Stock. The following discussion does not take into account the effects on the Company's financial condition or operating results that will result from the combined companies.

RESULTS OF OPERATIONS

     Revenues. The Company's revenues for the three months ended March 31, 1998 and 1997 were $1,142,000 and $155,000, respectively. For the three months ended March 31, 1998 and during the year ended December 31, 1997, the majority of the Company's revenues were derived from licensing its technology and from fees for development work associated with licensing activities. While the Company anticipates that recurring revenues from fees paid by merchants and other customers will represent an increasing portion of its total revenues during the next several quarters, revenues from licensing and development will continue to be material. Revenues from these sources are generally less predictable and more inclined to vary from period to period than revenues from fees paid by merchants and other customers. Accordingly, the Company may experience significant fluctuations in future quarterly operating results.

     Cost of Revenues. Cost of revenues consist primarily of labor costs for providing development work associated with licensing activities and the cost of operations to provide transaction processing. Cost of revenues increased $359,000 from $749,000 for the three months ended March 31, 1997 to $1,108,000 for the three months ended March 31, 1998 primarily as a result of increased revenues for the three months ended March 31, 1998 from development associated with licensing activities.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of the Company's services and technologies. Research and development expenses decreased $1,091,000 from $2,762,000 for the three months ended March 31, 1997 to $1,671,000 for the three months ended March 31, 1998. This decrease was primarily due to the Company's ability to finance a portion of its development work in the first quarter of 1998 through development contracts with its joint ventures and strategic allies. In addition, the Company is carrying out an increasing amount of development work at its low-cost Bangalore, India facility instead of using outside consultants or employees working in the United States. The Company plans to continue to perform a significant amount of research and development. Its ability to continue to finance a portion of its research and development with revenues from work paid for by joint ventures and strategic allies is uncertain. Accordingly, research and development expenses could increase in the future. To date, all of the Company's software development costs have been expensed as incurred. The Company will continue to expense such costs until it can demonstrate that it may realize future benefits from costs incurred on its software.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $489,000 from $2,460,000 for the three months ended March 31, 1997 to $2,949,000 for the three months ended March 31, 1998. A large portion of 1998 sales and marketing expense was related to raising brand awareness of CyberCash through television and magazine advertisements. The Company anticipates that its sales and marketing expenses will continue to be significant.

     General and Administrative. General and administrative expenses consist primarily of compensation expense and fees for professional services and other expenses associated with the general management and administration of the Company. General and administrative expenses increased $85,000 from $1,610,000 for the three months ended March 31, 1997 to $1,695,000 for the three months ended March 31, 1998. This increase is primarily due to an increase in depreciation. The Company anticipates that its general and administrative expenses will continue to be significant as it continues to develop and expand its operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash and cash equivalents of $31,374,000, which represented an increase of $18,152,000 over cash and cash equivalents of $13,222,000 at December 31, 1997. The increase resulted primarily from the net cash proceeds of $14,409,000 from the Company's private placement of its Series D Preferred Stock on February 5, 1998, and $8,780,000 from sales of short-term investments. This was offset by a net loss of $5,674,000 and cash outflows for capital expenditures of $1,719,000. Other less significant items also affected changes in the Company's cash position during the period. On April 30, 1998, the Company paid $16,250,000 in cash as part of the consideration for its acquisition of ICVERIFY, Inc.

     The Company anticipates raising approximately $15 million in cash from a sale of convertible preferred stock in July 1998. This sale is contingent, among other things, on approval by the Company's shareholders at its annual meeting on June 26, 1998 and also the price of the Company's common stock remaining above $13.76. Although Internet commerce has been slower to develop than originally expected, the Company currently anticipates that its existing cash resources (taking into account the ICVERIFY acquisition), supplemented by the planned financing and future cash flows from operations, will be sufficient to meet the Company's anticipated cash needs, including working capital, for at least twelve to fifteen months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner than anticipated in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If the Company does raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURE

     Not Applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     On February 5, 1998, the Company completed a private placement with two private equity funds in reliance upon Regulation D. The Company issued an aggregate of 15,000 shares of its Series D Preferred Stock and Investment Options to acquire up to 354,191 shares of the Company's Common Stock, resulting in net proceeds of approximately $14,409,000. The Series D Preferred Stock has no voting rights and is convertible into the number of shares of the Company's Common Stock equal to the stated value of $1,000 per share plus a premium of 5% per annum of the stated value from the date of issuance of the Series D Preferred Stock divided by a conversion price. The conversion price is equal to the lowest closing price of the Company's Common Stock on Nasdaq during a measurement period ending one trading day prior to the conversion date, multiplied by a "conversion percentage." The conversion percentage is 100% through February 4, 1999, 92.5% from February 5, 1999 to August 4, 1999 and 85% thereafter. The Company has accreted the premium of 5% per annum to the Series D Preferred Stock carrying value. The measurement period initially is 10 consecutive trading days and will increase by 2 trading days each month beginning August 1, 1998 and ending January 1, 1999, when the measurement period will be 22 trading days.

     The holders of the Series D Preferred Stock are subject to limits on the number of shares they can convert at any one time. Unless the trading price of the Common Stock on the date of conversion is greater than either $17 per share or 125% of the then applicable Conversion Price, the following limits apply: from the date of issuance until August 1, 1998, the Series D Preferred Stock may not be converted; beginning on November 1, 1998, each holder of Series D Preferred Stock may convert up to 30% of its initial holding of Series D Preferred Stock into Common Stock ("Initial Holding"); beginning on February 1, 1998, it may convert up to 60% of its Initial Holding; beginning on April 4, 1998, it may convert up to 90% of its Initial Holding; and beginning on July 1, 1998, it may convert up to 100% of its Initial Holding.

     The Series D Preferred Stock will automatically convert into Common Stock, at the then applicable Conversion Price, on February 4, 2003.

     The exercise price of the Investment Options is equal to the lesser of (a) the average of $10.59 and the market price of the Company's common stock at the end of 1998 and (b) 110% of the stock market price at the end of 1998. The Investment Options may be exercised between January 1, 1999 and February 5, 2003.

     The Company did not register the Series D Preferred Stock pursuant to the Securities Act of 1933 in reliance upon representations made by each of the two investors that it was an "accredited investor" within the meaning of Rule 501(a) of Regulation D and that it was purchasing the Series D Preferred Stock, the shares of Common Stock issuable upon conversion thereof, the Investment Options and the shares of Common Stock issuable upon exercise thereof for its own account for investment only and not with a view toward the public sale or distribution thereof. Under an agreement with the purchasers, the Company agreed to register under the Securities Act of 1933 the resale of the Common Stock to be issued upon conversion of the Series D Preferred Stock and upon exercise of the Investment Options. That registration statement has been filed and is effective. During April 1998, the investors converted 8,750 shares of Series D Preferred Stock into 530,865 shares of Common Stock. None of the Investment Options has been exercised.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On April 30, 1998, the Company and ICVerify, Inc. completed a merger of the two companies. The Company paid $16,250,000 in cash and distributed 2,300,000 shares of its Common Stock to the shareholders of ICVerify, Inc. The Company will account for this business combination using the purchase method of accounting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

2.01       Plan of Acquisition -- ICVERIFY, Inc.
3.01       Amended and Restated Certificate of Incorporation (1)
3.02       Bylaws (1)
3.03       Certificate of Designation of Series C Convertible Preferred
           Stock (2)
3.04       Certificate of Designation of Series D Convertible Preferred
           Stock (3)
4.01       Specimen Stock Certificate (1)
27         Financial Data Schedule

     (b) Reports on Form 8-K

     On February 10, 1998, the Company filed a Form 8-K that reported under items 5 and 7 the closing of a private placement of convertible preferred stock on February 5, 1998.

     On March 18, 1998, the Company filed a Form 8-K that reported under item 5 that, on March 16, 1998, the Company had entered into a non-binding agreement to acquire ICVERIFY, Inc., of Oakland, California for 2,300,000 shares of the Company's Common Stock and $16,250,000 in cash.
---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 33-80725)

(2) Incorporated by reference to the Company's Form 8-K filed with the SEC on August 8, 1997.

(3) Incorporated by reference to the Company's Form 8-K filed with the SEC on February 10, 1998.

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

                                                     CyberCash, Inc.
                                          --------------------------------------
                                                       (Registrant)

Date: May 13, 1998                 /s/ WILLIAM N. MELTON
                   ------------------------------------------------------
                                     William N. Melton
                           President and Chief Executive Officer

Date: May 13, 1998                  /s/ JAMES J. CONDON
                   ------------------------------------------------------
                                      James J. Condon
                    Chief Operating Officer and Chief Financial Officer