Form 10-Q
period 1998-06-30
CYBERCASH INC
filed 1998-08-14
CIK 1004232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 1998

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

                                Yes  X   No
                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     COMMON STOCK, $0.001 PAR VALUE                   15,237,363 SHARES
     ------------------------------            ------------------------------
                 (CLASS)                       (OUTSTANDING AT JUNE 30, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE NO.
                                                                           --------
PART I.      FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements
             Consolidated Statements of Operations for the three and six
               months ended June 30, 1998 and 1997.......................      2
             Consolidated Balance Sheets as of June 30, 1998 and December
               31, 1997..................................................      3
             Consolidated Statements of Cash Flows for the six months
               ended June 30, 1998 and 1997..............................      4
             Notes to Consolidated Financial Statements..................      5
Item 2.      Management's Discussion and Analysis of Financial Conditions
               and Results of Operations.................................      8
Item 3.      Qualitative and Quantitative Market Risk Disclosure.........     11

PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings...........................................     12
Item 2.      Changes in Securities.......................................     12
Item 3.      Defaults upon Senior Securities.............................     12
Item 4.      Submission of Matters to a Vote of Security-Holders.........     13
Item 5.      Other Information...........................................     13
Item 6.      Exhibits and Reports on Form 8-K............................     13
             Signatures..................................................     14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                          -------------------------   ---------------------------
                                             1998          1997           1998           1997
                                          -----------   -----------   ------------   ------------
Revenues................................  $ 2,505,706   $   812,361   $  3,647,336   $    967,756
Cost of Revenues........................    1,646,187       765,046      2,552,017      1,514,493
                                          -----------   -----------   ------------   ------------
     Gross Profit (Loss)................      859,519        47,315      1,095,319       (546,737)
Costs and expenses:
     Research and development...........    2,140,189     2,206,767      4,013,687      4,847,730
     Sales and marketing................    4,655,423     2,824,716      7,604,001      5,082,949
     General and administrative.........    1,879,503     1,650,783      3,574,711      3,240,322
     Amortization of intangibles........    1,291,014            --      1,291,014             --
     Write-off of NetBill technology
       license..........................           --            --             --     (2,162,500)
     Restructuring Charge...............      608,755            --        608,755        344,242
                                          -----------   -----------   ------------   ------------
Loss from operations....................   (9,715,365)   (6,634,951)   (15,996,849)   (16,224,480)
Interest and other income...............      135,087       311,403        830,817        693,366
Other expense...........................      (21,248)           --       (109,053)            --
                                          -----------   -----------   ------------   ------------
Net loss................................  $(9,601,526)  $(6,323,548)  $(15,275,085)  $(15,531,114)
                                          ===========   ===========   ============   ============
Net loss per share......................  $     (0.68)  $     (0.58)  $      (1.21)  $      (1.44)
                                          ===========   ===========   ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,763,390   $13,222,234
  Short-term investments....................................            --     8,779,773
  Restricted cash...........................................       270,466       263,132
  Accounts receivable.......................................     2,903,249     2,706,776
  Prepaid expenses and other current assets.................     2,214,063       816,730
                                                              ------------   -----------
          Total current assets..............................    11,151,168    25,788,645
  Property and equipment, net...............................     6,150,617     4,671,350
  Investment in affiliates..................................     1,344,127       342,155
  Other long-term assets....................................     1,367,780       557,124
  Goodwill and other intangible assets, net.................    69,069,881            --
                                                              ------------   -----------
          Total assets......................................  $ 89,083,573   $31,359,274
                                                              ============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  1,795,017   $   801,252
  Accrued bonus and employee benefits.......................       454,021       474,942
  Other accrued expenses....................................     2,422,827       266,946
  Deferred revenue..........................................       837,207       209,806
                                                              ------------   -----------
          Total current liabilities.........................     5,509,072     1,752,946
Commitments
Series C Convertible Preferred Stock, $.001 par value;
  15,000 shares authorized and designated, 1,000 shares
  issued and outstanding as of June 30, 1998 and 13,500
  shares issued and outstanding as of December 31, 1997;
  liquidation preference of $1,040,274 at
  June 30, 1998.............................................       283,692    13,013,772
Series D Convertible Preferred Stock, $.001 par value;
  30,000 shares authorized and designated, 6,250 shares
  issued and outstanding as of June 30, 1998; liquidation
  preference of $6,344,178 at June 30, 1998.................     5,784,170            --
Stockholders' equity:
  Common Stock, $.001 par value; 40,000,000 shares
     authorized; 15,257,363 shares issued and 15,237,363
     outstanding as of June 30, 1998 and 11,075,246 shares
     issued and 11,055,246 outstanding as of December 31,
     1997...................................................        15,257        11,075
  Additional paid-in capital................................   157,955,154    81,896,532
  Accumulated deficit.......................................   (79,211,425)  (63,936,340)
  Treasury stock, at cost, 20,000 shares....................      (120,000)     (120,000)
  Accumulated other comprehensive income....................      (424,373)     (332,288)
  Receivable from sale of Common Stock......................      (671,481)     (803,338)
  Unearned compensatory stock options.......................       (36,493)     (123,085)
                                                              ------------   -----------
          Total stockholders' equity........................    77,506,639    16,592,556
                                                              ------------   -----------
          Total liabilities and stockholders' equity........  $ 89,083,573   $31,359,274
                                                              ============   ===========

                            See accompanying notes.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(15,275,085)  $(15,531,114)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     1,451,449      1,193,915
  Amortization..............................................     1,291,014             --
  Write-off of NetBill technology license...................            --      2,162,500
  Loss on disposal of assets................................        31,901             --
  Accrued interest on receivable from sale of Common
     Stock..................................................       (19,499)       (24,396)
  Compensation expense related to stock options.............        63,443         87,792
  Changes in operating assets and liabilities:
     Accounts receivable....................................       601,634     (1,162,597)
     Prepaid expenses and other current assets..............    (1,272,663)        64,696
     Other long-term assets.................................      (697,929)        14,187
     Accounts payable and accrued expenses..................     1,899,898     (1,091,733)
     Deferred revenue.......................................       104,063        465,511
                                                              ------------   ------------
Net cash used in operating activities.......................   (11,821,774)   (13,821,239)
INVESTING ACTIVITIES
Sales of short-term investments.............................     8,779,773             --
Acquisition of ICVerify, net of cash received...............   (15,690,500)            --
Investment in affiliates....................................    (1,001,972)       (82,645)
Purchases of property and equipment.........................    (2,692,725)      (798,223)
                                                              ------------   ------------
Net cash used in investing activities.......................   (10,605,424)      (880,868)
FINANCING ACTIVITIES
Proceeds from issuance of Preferred Stock...................    14,409,171             --
Proceeds from receivable from sale of Common Stock..........       151,356             --
Proceeds from the issuance of Common Stock through the
  Employee Stock Purchase Plan..............................       163,152        239,551
Proceeds from the issuance of Common Stock through the
  Employee Stock Option Plan................................       336,760        392,823
                                                              ------------   ------------
Net cash provided by financing activities...................    15,060,439        632,374
                                                              ------------   ------------
Effect of exchange rates changes on cash and cash
  equivalents...............................................       (92,085)       (24,990)
                                                              ------------   ------------
Net decrease in cash and cash equivalents...................    (7,458,844)   (14,094,723)
Cash and cash equivalents at beginning of period............    13,222,234     33,687,076
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  5,763,390   $ 19,592,353
                                                              ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. ("CyberCash" or the "Company") was incorporated on August 29, 1994 in the State of Delaware and was in the development stage from date of inception through December 31, 1996. CyberCash is the world leader in secure, convenient payment technologies and services, enabling e-commerce across the entire market spectrum from electronic retailing environments to the Internet.

     CyberCash provides a complete line of software products and services allowing merchants, billers, financial institutions and consumers to conduct secure transactions using the broadest array of popular payment forms. Credit, debit, purchase cards, cash, checks, smart cards and alternative payment types (e.g., "frequent buyer" or loyalty programs) are all supported by CyberCash payment solutions. Leading brands of CyberCash include ICVERIFY(R), PCVERIFY(TM), CashRegister(TM), NetVERIFY(TM), CyberCoin(R) and PayNow(TM).

     For financial institutions, software developers and integrators, commerce and Internet service providers, and technology partners, CyberCash solutions are the preferred choice, offering unmatched ease and flexibility in integrating payment capabilities into value-added offerings to customers.

     The accompanying condensed interim consolidated financial statements and notes thereto are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

2.  INTANGIBLE ASSETS

     Intangible assets are recorded at cost and amortized using the straight-line method over the following estimated useful lives:

Developed technology........................................  3 years
Assembled workforce.........................................  5 years
Trademark and tradename.....................................  10 years
Goodwill....................................................  10 years

     The Company evaluates the recoverability of intangible assets based on estimated undiscounted cash flows over the amortization periods, giving consideration to sales and cost benefits expected to be realized by the consolidated entity from the acquisition and integration of acquired entities.

3.  REVENUE RECOGNITION

     The Company recognizes transaction processing revenues, merchant set-up and account fees, hardware and software product sales, software development and technology license fees as the related services are performed or product is shipped. In those cases where customers have duplication rights for the software products, revenue is recognized upon receipt of reports of units produced by the customers. Maintenance and support revenue is recognized ratably over the term of the agreement, which in most cases is one year.

4.  ACQUISITION OF ICVERIFY, INC.

     On April 30, 1998, CyberCash acquired all the outstanding shares of the capital stock of ICVerify, Inc. ("ICVerify") from its shareholders. The cost of the acquisition was $70.7 million, including fees and expenses. The purchase price included $16.25 million in cash and 2.3 million in shares of CyberCash Common Stock. The consolidated financial statements include the results of operations of ICVerify since the date of acquisition.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the purchase price, $400,000 was allocated to ICVerify's net assets, and the remainder was allocated to intangible assets, as follows:

Developed technology........................................  $ 2,700,000
Assembled workforce.........................................  $   800,000
Trademark and tradename.....................................  $ 1,500,000
Goodwill....................................................  $65,300,000

     Accumulated amortization is $1,291,000 at June 30, 1998.

     The Company's unaudited pro forma consolidated condensed statements of income for the six months ended June 30, 1998 and 1997, assuming the acquisition of ICVerify was effected at the beginning of each period, are summarized as follows:

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------------
                                                              1998              1997
                                                         ---------------   ---------------
Revenue................................................   $  6,241,422      $  4,149,706
Net loss...............................................   $(19,889,504)     $(17,397,314)
                                                          ------------      ------------
Net loss available to Common Stockholders..............   $(20,234,260)     $(17,397,314)
                                                          ------------      ------------
Weighted average shares outstanding....................     14,376,457        13,110,106
Basic earnings per share...............................   $      (1.41)     $      (1.33)
                                                          ------------      ------------
Diluted earnings per share.............................   $      (1.41)     $      (1.33)
                                                          ------------      ------------

     This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

5.  PRIVATE PLACEMENT

     On both February 5, 1998 and July 14, 1998, the Company completed private placements of equity securities. It issued an aggregate of 30,000 shares of Series D Convertible Preferred Stock with a stated value of $1,000 per share (the "Series D Preferred Stock") and options to purchase up to an aggregate of 708,382 shares of the Company's Common Stock (the "Investment Options"). The two private placements resulted in net proceeds of approximately $14,409,000 and $14,800,000, respectively. The Series D Preferred Stock has no voting rights and is convertible into the number of shares of the Company's Common Stock equal to the stated value of $1,000 per share plus a premium of 5% per annum of the stated value from the respective dates of issuance of the Series D Preferred Stock divided by a conversion price. The conversion price is equal to the lowest closing price of the Company's Common Stock during the measurement period ending one trading day prior to the conversion date, multiplied by a "conversion percentage." The conversion percentage is 100% through February 4, 1999, 92.5% from February 5, 1999 to August 4, 1999 and 85% thereafter. The Company has accreted the premium of 5% per annum to the Series D Preferred Stock carrying value.

     The Series D Preferred Stock is convertible at the option of the holders subject to certain limits and redeemable upon the occurrence of certain events such as dissolution. The Company has filed a registration statement under the Securities Act of 1933 for the resale of the underlying Common Stock into which the

Series D Preferred Stock may be converted. During April and July 1998, the investors converted 8,750 and 250 shares of Series D Preferred Stock into 530,865 and 22,971 shares of Common Stock, respectively.

     The exercise price of the Investment Options is equal to the lesser of the average of $10.59 and the market price of the Company's Common Stock at the end of 1998 and 110% of the stock market price at the end of 1998. The Investment Options may be exercised between January 1, 1999 and February 5, 2003.

6.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                -------------------------   ---------------------------
                                   1998          1997           1998           1997
                                -----------   -----------   ------------   ------------
Numerator:
Net loss......................  $(9,601,526)  $(6,323,548)  $(15,275,085)  $(15,531,114)
Accrued dividends to Preferred
  Stockholders................     (165,840)           --       (344,756)            --
                                -----------   -----------   ------------   ------------
Net loss available to Common
  Stockholders................  $(9,767,366)  $(6,323,548)  $(15,619,841)  $(15,531,114)
                                ===========   ===========   ============   ============
Denominator:
Weighted average shares
  outstanding.................   14,303,615    10,888,088     12,860,256     10,810,106
Basic earnings per share......  $     (0.68)  $     (0.58)  $      (1.21)  $      (1.44)
                                ===========   ===========   ============   ============
Diluted earnings per share....  $     (0.68)  $     (0.58)  $      (1.21)  $      (1.44)
                                ===========   ===========   ============   ============

7.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components. SFAS No. 130 requires the reporting of unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The components of comprehensive income for the six months ended June 30, 1998 and 1997 are as follows:

                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                -------------------------   ---------------------------
                                   1998          1997           1998           1997
                                -----------   -----------   ------------   ------------
Net loss......................  $(9,601,526)  $(6,323,548)  $(15,275,085)  $(15,531,114)
Foreign currency translation
  adjustments.................     (210,121)      (12,557)       (92,085)       (24,990)
                                -----------   -----------   ------------   ------------
Comprehensive income..........  $(9,811,647)  $(6,336,105)  $(15,367,170)  $(15,556,104)
                                ===========   ===========   ============   ============

     The components of accumulated other comprehensive income at June 30, 1998 and December 31, 1997 is as follows:

                                                                  FOREIGN
                                                                  CURRENCY
                                                                TRANSLATION
                                                              ----------------
December 31, 1997...........................................     $(332,288)
Current period other comprehensive income...................       (92,085)
                                                                 ---------
June 30, 1998...............................................     $(424,373)
                                                                 =========

8.  YEAR 2000 COMPLIANCE

     The "year 2000" compliance issue involves a number of related issues associated with the new millennium. In the electronic commerce environment, potential year 2000 obstacles include issues such as payment card expiration dates, on-line processing, batch/offline processing, reporting and leap year 2000. Overcoming these obstacles requires reviewing every element of a system, including software written in-house, software purchased from third parties, and hardware elements.

     The Company is committed to ensuring that its software and services are entirely year 2000 compliant by the end of 1998. To meet this objective, the Company already has conducted an internal review of software components developed by the Company that are contained in the CashRegister payment service. The 1.x and 2.x releases of the Company's CashRegister product are not year 2000 compliant. The Company believes that its CashRegister 3.x release, is year 2000 compliant, and it is taking steps to verify that it is year 2000 compliant. The Company is determining whether to make the earlier releases obsolete, and to migrate customers to the 3.x release, or alternatively to issue updates to the earlier releases that will make the earlier releases year 2000 compliant. All new customers of the CashRegister payment service are signed onto the 3.x release.

     The ICVERIFY, NetVERIFY and PCVERIFY products are required to comply with the certification standards established by payment processors. Many of these certification standards, which are intended to assure that financial information passed to the processors conform with the processors' protocols, include testing procedures to assure that products like the Company's products are year 2000 compliant. The Company is not aware of any material failure by its products to comply with the payment processors' certification standards. However, the Company does not control the payment processors' certification standards or their data protocols. Consequently, there can be no assurance whether transactions effected over the Company's products or using the Company's services will continue to be year 2000 compliant if the protocols established by the payment processors are not year 2000 compliant or if the certification standards fail to test for year 2000 compliance.

     The Company has retained an independent consulting firm that specializes in year 2000 issues to assess the Company's efforts to date in assessing its exposure to year 2000 issues. This consulting firm also will conduct an independent assessment of the Company's year 2000 risks. The Company expects to receive the results of the consultant's findings before September 30, 1998.

     Year 2000 compliance issues also involve systems that are not directly involved in the Company's products and services but nonetheless are material to the conduct of Company's ongoing business. These systems can include alarm systems, telephone and voicemail systems, customer support tracking systems, customer billing, accounting and payroll systems, computer equipment, the operating systems on computer equipment and general office software programs. Many of these systems are provided to the Company by third party vendors. The Company plans to seek written confirmations from its primary vendors that those vendors have developed plans (or are in the process of developing plans) to address year 2000 issues for the products and services they provide.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying interim consolidated financial statements and notes thereto. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future period. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. The uncertainties and risks include the pace of growth of Internet commerce, development by the Company and its competitors of new products and services, strategic decisions by major participants in the industry, integration of the business of ICVerify, Inc. into the Company, competitive pricing pressures, legal and regulatory developments, and general economic conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's Annual Report on Form 10-K.

     Overview. The Company's future operating performance will depend in large part on the rate of growth of electronic commerce and what role payment systems, like those offered by the Company, will play in electronic commerce. Moreover, the market for electronic payment services is still immature and is changing rapidly. It is not certain that the Company's services will find acceptance in the market. The Company's revenue expectations have been based partly on expectations of future demand rather than on actual experience. Since its inception in August 1994, the Company has devoted most of its efforts to business development and marketing in preparation for, and anticipation of, the growth in electronic commerce that it expected would create a substantial market for its Internet payment services. The Company has also made significant investments in software development, computers, networking systems and telecommunications equipment. Largely, as a result of the expenses associated with these efforts, the Company's operating expenses increased each quarter through the end of 1996, but have been maintained at approximately $7.5 million for each quarter through March 31, 1998.

     On April 30, 1998, the Company completed the acquisition of ICVerify, Inc., a company that develops and markets payment systems software, for $16,250,000 in cash and 2,300,000 shares of Common Stock. The Company's operating expenses increased in the three months ended June 30, 1998, largely as a result of consolidating the operating results of ICVerify for the two months ended June 30, 1998. The acquisition will continue to result in increased operating expenses for the foreseeable future.

     During 1998 and 1997, the Company has continued its efforts to establish a strong market position and to lay the foundations for growth in recurring revenues as Internet commerce increases. Meanwhile, the Company has generated significant revenues from agreements with strategic allies or joint venture partners to finance all or part of the development work necessary to adapt the Company's technology to new uses or to foreign markets. The Company intends to continue to seek revenues from development work it performs in connection with strategic alliances in order to help finance its overall development program.

     If electronic commerce continues to grow during 1998; if there is a resulting increase in the demand for electronic payment services; and if the Company's efforts to develop and market new products and services are successful; the Company believes it is strategically positioned to be able to capture a significant share of its market. The rate of growth of the electronic market and the Company's success in it remain, however, subject to considerable uncertainty.

RESULTS OF OPERATIONS

     Revenues. The Company's revenues for the three months ended June 30, 1998 and 1997 were $2,506,000 and $812,000, respectively and $3,647,00 and $968,000 for the six months ended June 30, 1998 and 1997, respectively. For the three and six months ended June 30, 1998 and during the year ended December 31, 1997, the majority of the Company's revenues were derived from licensing its technology and from fees for development work associated with licensing activities. The Company also generated revenues from the sales of ICVERIFY, PCVERIFY and NetVERIFY, ICVerify's three principal payment software products, since the date of acquisition, April 30, 1998. The Company's revenues for the three months ended June 30, 1998 were affected by some uncertainty in the market caused by the announcement of the ICVerify acquisition. Some customers of both companies delayed making purchasing decisions while they assessed the impact of the acquisition. The Company's introduction of a new pricing model for its Internet payment services also caused a temporary slowing in the increase of its merchant base. The Company believes that the impact of both of these factors is temporary, but whether revenues from sales of the Company's products and services will resume their growth, and the rate of growth if they do resume, remains uncertain. While the Company anticipates that recurring revenues from fees paid by merchants and other customers will represent an increasing portion of its total revenues during the next several quarters, sales of payment software products and fees from licensing and development will continue to contribute a material portion of the Company's revenues. Licensing and development revenues are generally less predictable and more likely to vary from period to period than revenues from recurring fees. Accordingly, the Company's future quarterly operating results may fluctuate significantly.

     Cost of Revenues. Cost of revenues consist primarily of cost of operations to provide transaction processing and customer support, labor costs for providing development work associated with licensing activities and the manufacturing and distribution costs of the ICVerify payment system software products. Cost of revenues increased $881,000 from $765,000 for the three months ended June 30, 1997 to $1,646,000 for the three months ended June 30, 1998 and increased $1,038,000 from $1,514,000 for the six months ended June 30, 1997 to $2,552,000 for the six months ended June 30, 1998. The increase resulted primarily from adding the cost of goods for the ICVerify payment system software and enlarging and enhancing the Company's customer support operations, including adding customer support personnel through the acquisition of ICVerify.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of the Company's services and technologies. Research and development expenses decreased $67,000 from $2,207,000 for the three months ended June 30, 1997 to $2,140,000 for the three months ended June 30, 1998 and decreased $834,000 from $4,848,000 for the six months ended June 30, 1997 to $4,014,000 for the six months ended June 30, 1998. This decrease is a result of the Company's carrying out an increasing amount of development work at its low-cost Bangalore, India facility instead of using outside consultants or employees working in the United States. This was offset in part by an increase in U.S.-based personnel as a result of the ICVerify acquisition. In addition, the Company's has financed a portion of its development work in the first six months of 1998 through development contracts with its joint ventures and strategic allies. The Company plans to continue to perform a significant amount of research and development. Its ability to continue to finance a portion of its research and development with revenues from work paid for by joint ventures and strategic allies is uncertain. Accordingly, research and development expenses could increase in the future. To date, all of the Company's software development costs have been expensed as incurred. The Company will continue to expense such costs until it can demonstrate that it may realize future benefits from costs incurred on its software.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $1,830,000 from $2,825,000 for the three months ended June 30, 1997 to $4,655,000 for the three months ended June 30, 1998 and increased $2,521,000 from $5,083,000 for the six months ended June 30, 1997 to $7,604,000 for the six months ended June 30, 1998. A large portion of 1998 sales and marketing expense was related to raising brand awareness of CyberCash through television and magazine advertisements. In addition, during the three months ended June 30, 1998 the Company promoted ICVerify's payment system software as CyberCash products. The Company anticipates that its sales and marketing expenses will continue to be significant.

     General and Administrative. General and administrative expenses consist primarily of compensation expense and fees for professional services and other expenses associated with the general management and administration of the Company. General and administrative expenses increased $229,000 from $1,651,000 for the three months ended June 30, 1997 to $1,880,000 for the three months ended June 30, 1998 and increased $335,000 from $3,240,000 for the six months ended June 30, 1997 to $3,575,000 for the six months ended June 30, 1998. This increase is primarily due to an increase in shareholder related activities, an increase in personnel as a result of the ICVerify acquisition and costs related to upgrading the Company's management information system. The Company anticipates that its general and administrative expenses will continue to be significant.

     Restructuring Charge. Restructuring charges consist of severance and other expenses related to reductions-in-force of the Company's employee base. In February 1997 and June 1998, the Company reduced the size of its employee base by approximately 10% and 20%, respectively, which resulted in costs of $344,000 and $609,000, respectively. The Company anticipates a decrease in employee expenses in the near term as a result of the 1998 reduction-in-force.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had cash and cash equivalents of $5,763,000, which represented a decrease of $7,459,000 over cash and cash equivalents of $13,222,000 at December 31, 1997. The decrease resulted primarily from the $15,691,000 in net cash consideration given in the acquisition of ICVerify, a net loss of $15,275,000, cash outflows for capital expenditures of $2,693,000 and investment in affiliates of $1,002,000. This was offset by the net cash proceeds of $14,409,000 from the Company's private placement of its Series D Preferred Stock on February 5, 1998, $8,780,000 from sales of short-term investments and non-cash expenses of $2,806,000 for depreciation, amortization and compensation expense related to stock options. Other less significant items also affected changes in the Company's cash position during the period.

     On July 14, 1998, the Company issued 15,000 shares of Series D Convertible Preferred Stock with a stated value of $1,000 per share and options to purchase up to 354,191 shares of the Company's Common Stock, resulting in net proceeds of approximately $14,800,000. These proceeds are not reflected in the Company's consolidated financial statements at June 30, 1998.

     The Company currently anticipates that its existing cash resources, supplemented future cash flows from operations, will be sufficient to meet the Company's anticipated cash needs, including working capital, for at least twelve to fifteen months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner than anticipated in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If the Company does raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 3. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURE

     Not Applicable.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     a.  Private Placements.

     On February 5, 1998 and July 14, 1998, the Company completed private placements of equity securities. It issued an aggregate of 30,000 shares of its Series D Preferred Stock and Investment Options to acquire up to 708,382 shares of the Company's Common Stock, resulting in net proceeds of approximately $29,209,000. The Series D Preferred Stock has no voting rights. It is convertible into the number of shares of the Company's Common Stock equal to the stated value of $1,000 per share plus a premium of 5% per annum of the stated value from the respective dates of issuance of the Series D Preferred Stock divided by a conversion price. The conversion price is equal to the lowest closing price of the Company's Common Stock on Nasdaq during a measurement period ending one trading day prior to the conversion date, multiplied by a "conversion percentage." The conversion percentage is 100% through February 4, 1999, 92.5% from February 5, 1999 to August 4, 1999 and 85% thereafter. The Company has accreted the premium of 5% per annum to the Series D Preferred Stock carrying value. The measurement period initially is 10 consecutive trading days and will increase by 2 trading days each month beginning August 1, 1998 and ending January 1, 1999, when the measurement period will be 22 trading days.

     The holders of the Series D Preferred Stock are subject to limits on the number of shares they can convert at any one time. Unless the trading price of the Common Stock on the date of conversion is greater than either $11.65 per share or 125% of the then applicable conversion price, the following limits apply: from the date of issuance until July 9, 1998, the Series D Preferred Stock may not be converted; beginning on July 10, 1998, each holder of Series D Preferred Stock may convert up to 30% of its initial holding of Series D Preferred Stock into Common Stock; beginning on August 9, 1998, it may convert up to 60%; beginning on September 8, 1998, it may convert up to 90%; and beginning on October 8, 1998, it may convert up to 100%.

     The Series D Preferred Stock will automatically convert into Common Stock, at the then applicable conversion price, on February 5, 2003.

     The exercise price of the Investment Options is equal to the lesser of (a) the average of $10.59 and the market price of the Company's common stock at the end of 1998 and (b) 110% of the stock market price at the end of 1998. The Investment Options may be exercised between January 1, 1999 and February 5, 2003.

     The Company did not register the sale of the Series D Preferred Stock and the Investment Options under the Securities Act of 1933, relying on the exemption for private placements. Pursuant to an agreement with the purchasers, the Company has registered under the Securities Act of 1933 the resale of the Common Stock to be issued upon conversion of the Series D Preferred Stock and upon exercise of the Investment Options. During April and July 1998, the investors converted 8,750 and 250 shares of Series D Preferred Stock into 530,865 and 22,971 shares of Common Stock, respectively. None of the Investment Options has been exercised.

     b.  Adoption of Rights Plan.

     On June 26, 1998, the Company's Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company. The distribution was payable to stockholders of record on June 30, 1998. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series E Junior Participating Preferred Stock ("Preferred Stock") at a price of $100 per one one-hundredth share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and BankBoston N.A. as Rights Agent (the "Rights Agent").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At the Annual Meeting of Stockholders of CyberCash, Inc. on June 26, 1998 at 10:00 am, (PDT), in Redwood City, California, the following matters were submitted to a vote of the stockholders:

          (1) Election of Directors. Daniel C. Lynch and Charles T. Russell were reelected as directors of the Company. The following directors' terms of office continued after the Annual Meeting of Stockholders: William N. Melton, Garen Staglin, and Michael Rothschild.

          (2) Approval of an amendment to the Company's amended and restated certificate of incorporation. The Company's certificate of incorporation was amended to increase the number of shares of Common Stock authorized for issuance by an additional 15 million shares to a total of 40 million shares of Common Stock.

          (3) Ratification and approval of the sale of the Company's Series C Convertible Preferred Stock. The issuance and sale of 15,000 shares of the Company's Series C Convertible Preferred Stock and the issuance of shares of Common Stock in connection with the conversion of the Company's Series C Convertible Preferred Stock to Common Stock was ratified and approved by the stockholders.

          (4) Ratification and approval of the sale of the Company's Series D Convertible Preferred Stock. The issuance and sale of 30,000 shares of the Company's Series D Convertible Preferred Stock and the issuance of shares of Common Stock in connection with the conversion of the Company's Series D Convertible Preferred Stock to Common Stock and exercise of certain investment options granted by the Company in connection with the sales of the Series D Convertible Preferred Stock was ratified and approved by the stockholders.

          (5) Ratification of appointment of independent auditors. The appointment of Ernst & Young LLP for the year ending December 31, 1998 was ratified by the stockholders.

                              TABULATION OF VOTES

                  MATTER                    IN FAVOR    WITHHELD/AGAINST   ABSTENTIONS   BROKER NONVOTES
                  ------                    ---------   ----------------   -----------   ---------------
Director Election:
  Daniel C. Lynch.........................  9,526,287        52,852               0                 0
  Charles T. Russell......................  9,526,072        53,067               0                 0
Amendment of the Company's certificate of
  incorporation...........................  9,351,738       198,250          29,151                 0
Approval of Series C Convertible Preferred
  Stock...................................  5,974,456       142,109          45,466         3,417,108
Approval of Series D Convertible Preferred
  Stock...................................  5,981,343       138,780          41,908         3,417,108
Appointment of Independent Auditors.......  9,516,415        41,755          20,969                 0

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         3.4            --    Certificate of Designation, Preferences and Rights of Series
                              E Junior Participating Preferred Stock.(1)
        27              --    Financial Data Schedule
         4.2            --    Form of Rights Agreement dated as of June 30, 1998 between the Company and BankBoston N.A. as Rights Agent.(1)

     --------------------
     (1) Incorported herein by reference to the Current Report on Form 8-K filed by the Company on July 2, 1998.

(b) Reports on Form 8-K

     On February 10, 1998, the Company filed a Form 8-K, which reported under items 5 and 7 therein the closing of a private placement of convertible preferred stock on February 5, 1998.

     On March 18, 1998, the Company filed a Form 8-K, which reported under item 5 therein that on March 16, 1998, the Company had entered into a non-binding agreement to acquire ICVerify, Inc., of Oakland, California for 2,300,000 shares of the Company's Common Stock and $16,250,000 in cash.

     On May 1, 1998, the Company filed a Form 8-K, which reported under items 2 and 7 therein the consummation of the Company's acquisition of ICVerify in a merger transaction.

     On May 27, 1998, the Company filed a form 8-K/A, under which it submitted the financial statements and pro forma financial information prescribed by Rule 3-05 of Regulation S-X and Article 11 of Regulation S-X, respectively, in connection with the acquisition of ICVerify.

     On June 30, 1998, the Company filed a Form 8-K, which reported under item 5 therein the Company's preliminary estimate of revenues for the quarter ending June 30, 1998.

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

                                                     CyberCash, Inc.

                                          --------------------------------------
                                                       (Registrant)


Date: August 14, 1998                                           /s/ WILLIAM N. MELTON
                                                -----------------------------------------------------
                                                                  William N. Melton
                                                        President and Chief Executive Officer

Date: August 14, 1998                                            /s/ JAMES J. CONDON
                                                -----------------------------------------------------
                                                                   James J. Condon
                                                 Chief Operating Officer and Chief Financial Officer