Form 10-Q
period 1998-09-30
CYBERCASH INC
filed 1998-11-16
CIK 1004232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27470

                                CYBERCASH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                         54-1725021
       (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

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

                               Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



 Common Stock, $0.001 Par Value                       15,723,023 Shares
            (Class)                          (Outstanding at September 30, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements...........................      3
          Consolidated Statements of Operations for the three and nine
            months ended September 30, 1998 and 1997..................      3
          Consolidated Balance Sheets as of September 30, 1998 and
            December 31, 1997.........................................      4
          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997.........................      5
          Notes to Consolidated Financial Statements..................      6
Item 2.   Management's Discussion and Analysis of Financial Conditions
            and Results of Operations.................................     10
Item 3.   Qualitative and Quantitative Market Risk Disclosure.........     13
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     14
Item 2.   Changes in Securities.......................................     14
Item 3.   Defaults upon Senior Securities.............................     15
Item 4.   Submission of Matters to a Vote of Security-Holders.........     15
Item 5.   Other Information...........................................     15
Item 6.   Exhibits and Reports on Form 8-K............................     15
Signatures............................................................     16

                        PART I -- FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------------------   ---------------------------
                                             1998          1997           1998           1997
                                          -----------   -----------   ------------   ------------
Revenues................................  $ 4,522,285   $ 1,514,243   $  8,169,621   $  2,481,999
Cost of Revenues........................    2,406,713       772,085      4,958,730      2,286,578
                                          -----------   -----------   ------------   ------------
Gross Profit............................    2,115,572       742,158      3,210,891        195,421
Costs and expenses:
  Research and development..............    2,342,087     2,621,230      6,355,774      7,468,960
  Sales and marketing...................    3,637,281     2,635,106     11,241,282      7,718,055
  General and administrative............    1,866,326     1,450,741      5,441,037      4,691,063
  Amortization of intangibles...........    1,936,521            --      3,227,535             --
  Write-off of NetBill technology
     license............................           --            --             --      2,162,500
  Restructuring Charge..................           --            --        608,755        344,242
                                          -----------   -----------   ------------   ------------
Loss from operations....................   (7,666,643)   (5,964,919)   (23,663,492)   (22,189,399)
Interest and other income...............       45,293       405,851        876,110      1,099,217
Other expense...........................      (10,723)           --       (119,776)            --
                                          -----------   -----------   ------------   ------------
Net loss................................  $(7,632,073)  $(5,559,068)  $(22,907,158)  $(21,090,182)
                                          ===========   ===========   ============   ============
Net loss per share......................  $     (0.51)  $     (0.52)  $      (1.71)  $      (1.96)
                                          ===========   ===========   ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  1998               1997
                                                              -------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 16,403,249       $ 13,222,234
  Short-term investments....................................            --          8,779,773
  Restricted cash...........................................       347,733            263,132
  Accounts receivable.......................................     4,004,876          2,706,776
  Prepaid expenses and other current assets.................     2,892,225            816,730
                                                              ------------       ------------
Total current assets........................................    23,648,083         25,788,645
Property and equipment, net.................................     7,826,722          4,671,350
Investment in affiliates....................................     1,344,127            342,155
Other long-term assets......................................       862,423            557,124
Goodwill and other intangible assets, net...................    67,043,824                 --
                                                              ------------       ------------
Total assets................................................  $100,725,179       $ 31,359,274
                                                              ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,215,342       $    801,252
  Accrued bonus and employee benefits.......................       743,603            474,942
  Other accrued expenses....................................     1,668,474            266,946
  Deferred revenue..........................................       919,443            209,806
                                                              ------------       ------------
Total current liabilities...................................     5,546,862          1,752,946
Commitments
  Series C Convertible Preferred Stock, $.001 par value;
     15,000 shares authorized and designated, 1,000 shares
     issued and outstanding as of September 30, 1998 and
     13,500 shares issued and outstanding as of December 31,
     1997; liquidation preference of $1,057,671 at September
     30, 1998...............................................       296,296         13,013,772
  Series D Convertible Preferred Stock, $.001 par value;
     30,000 shares authorized and designated, 21,000 shares
     issued and outstanding as of September 30, 1998;
     liquidation preference of $21,681,781 at September 30,
     1998...................................................    20,620,358                 --
Stockholders' equity:
  Common Stock, $.001 par value; 40,000,000 shares
     authorized; 15,743,023 shares issued and 15,723,023
     outstanding as of September 30, 1998 and 11,075,246
     shares issued and 11,055,246 outstanding as of December
     31, 1997...............................................        15,743             11,075
  Additional paid-in capital................................   161,913,137         81,896,532
  Accumulated deficit.......................................   (86,843,498)       (63,936,340)
  Treasury stock, at cost, 20,000 shares....................      (120,000)          (120,000)
  Accumulated other comprehensive income....................      (423,602)          (332,288)
  Receivable from sale of Common Stock......................      (263,812)          (803,338)
  Unearned compensatory stock options.......................       (16,305)          (123,085)
                                                              ------------       ------------
Total stockholders' equity..................................    74,261,663         16,592,556
                                                              ------------       ------------
Total liabilities and stockholders' equity..................  $100,725,179       $ 31,359,274
                                                              ============       ============

                            See accompanying notes.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
OPERATING ACTIVITIES
  Net loss..................................................  $(22,907,158)  $(21,090,182)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................     2,236,376      1,793,700
     Amortization...........................................     3,227,535             --
     Write-off of NetBill technology license................            --      2,162,500
     (Gain) Loss on disposal of assets......................       211,973        (16,558)
     Accrued interest on receivable from sale of Common
       Stock................................................       (23,364)       (16,551)
     Compensation expense related to stock options..........        83,632        128,312
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (1,298,100)    (1,231,024)
       Prepaid expenses and other current assets............    (2,160,096)       150,675
       Other long-term assets...............................      (305,299)         7,110
       Accounts payable and accrued expenses................     3,084,279       (665,994)
       Deferred revenue.....................................       709,637        239,588
                                                              ------------   ------------
          Net cash used in operating activities.............   (17,140,485)   (18,538,424)
INVESTING ACTIVITIES
  (Purchases) Sales of short-term investments...............     8,779,773     (8,779,773)
     Acquisition of ICVerify, net of cash received..........   (16,040,399)            --
  Investment in affiliates..................................    (1,001,972)       (82,645)
  Purchases of property and equipment.......................    (5,603,721)      (980,665)
                                                              ------------   ------------
          Net cash used in investing activities.............   (13,866,419)    (9,843,083)
FINANCING ACTIVITIES
  Proceeds from issuance of Preferred Stock.................    29,262,372     14,275,945
  Proceeds from sale of Common Stock........................     3,600,000             --
  Proceeds from receivable from sale of Common Stock........       562,890         20,000
  Proceeds from the issuance of Common Stock through the
     Employee Stock Purchase Plan...........................       163,152        239,551
  Proceeds from the issuance of Common Stock through the
     Employee Stock Option Plan.............................       690,819        706,853
                                                              ------------   ------------
          Net cash provided by financing activities.........    34,279,233     15,242,349
                                                              ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (91,314)       (21,776)
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........     3,181,015    (13,160,934)
Cash and cash equivalents at beginning of period............    13,222,234     33,687,076
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $ 16,403,249   $ 20,526,142
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

     CyberCash provides a complete line of software products and services allowing merchants, billers, financial institutions and consumers to conduct secure transactions using the broadest array of popular payment forms. Credit, debit, purchase cards, cash, checks, smart cards and alternative payment types (e.g., "frequent buyer" or loyalty programs) are all supported by CyberCash payment solutions. Leading brands of CyberCash and its subsidiaries include Agile Wallet(TM), InstaBuy(TM), ICVERIFY(R), PCVERIFY(TM), CashRegister, NetVERIFY(TM), CyberCoin(R) and PayNow(TM).

     For financial institutions, software developers and integrators, commerce and Internet service providers, and technology partners, CyberCash solutions are the preferred choice, offering unmatched ease and flexibility in integrating payment capabilities into value-added offerings to customers.

     The accompanying interim consolidated financial statements and notes thereto are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

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

     The Company evaluates the recoverability of intangible assets based on estimated undiscounted operating income over the amortization periods, giving consideration to sales and cost benefits expected to be realized by the consolidated entity from the acquisition and integration of acquired entities.

3.  REVENUE RECOGNITION

     The Company recognizes transaction processing revenues, merchant set-up and account fees, hardware and software product sales, software development and technology license fees as the related services are performed or products are shipped. In those cases where customers have duplication rights for the software products, revenue is recognized upon receipt of reports of units produced by the customers. Maintenance and support revenue is recognized ratably over the term of the agreement, which in most cases is one year.

                                CYBERCASH, INC.

4.  ACQUISITION OF ICVERIFY, INC.

     On April 30, 1998, CyberCash acquired all the outstanding shares of common stock of ICVerify, Inc. ("ICVerify") from its shareholders for $70.7 million, including fees and expenses. The purchase price included $16.25 million in cash and 2.3 million in shares of CyberCash Common Stock. The consolidated financial statements include the results of operations of ICVerify since the date of acquisition.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the purchase price, $400,000 was allocated to ICVerify's net assets, and the remainder was allocated to intangible assets, as follows:

Developed technology........................................   $2,700,000
Assembled workforce.........................................     $800,000
Trademark and tradename.....................................   $1,500,000
Goodwill....................................................  $65,300,000

     Accumulated amortization is $3,228,000 at September 30, 1998.

     The Company's unaudited pro forma consolidated condensed statements of income for the nine months ended September 30, 1998 and 1997, assuming the acquisition of ICVERIFY was effected at the beginning of each period, are summarized as follows:

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
Revenue.....................................................  $ 10,763,707    $  7,589,622
Net loss....................................................  $(27,521,577)   $(18,203,366)
                                                              ------------    ------------
Net loss available to Common Stockholders...................  $(28,117,465)   $(18,315,818)
                                                              ------------    ------------
Weighted average shares outstanding.........................    14,753,533      13,143,558
Basic earnings per share....................................  $      (1.91)   $      (1.39)
                                                              ============    ============
Diluted earnings per share..................................  $      (1.91)   $      (1.39)
                                                              ============    ============

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

                                CYBERCASH, INC.

     The Series D Preferred Stock is convertible at the option of the holders subject to certain limits and redeemable upon the occurrence of certain events such as dissolution. The Company has filed a registration statement under the Securities Act of 1933 for the resale of the underlying Common Stock into which the Series D Preferred Stock may be converted.

     As of the date of this report, the holders of the Company's Series C Convertible Preferred Stock have converted all 15,000 shares of Series C Preferred Stock into an aggregate of 1,301,343 shares of Common Stock.

     As of the date of this report, the holders of the Company's Series D Preferred Stock had converted an aggregate of 24,000 shares of Series D Preferred Stock into an aggregate of 2,953,806 shares of Common Stock. 6,000 shares of Series D Preferred Stock remain outstanding.

     The exercise price of the Investment Options is equal to the lesser of the average of $10.59 and the market price of the Company's Common Stock at the end of 1998 and 110% of the stock market price at the end of 1998. The Investment Options may be exercised between January 1, 1999 and February 5, 2003.

6.  WARRANT AGREEMENT

     The Company issued three warrants to First USA Bank in November 1998 (the "FUSA Warrants"). The warrants collectively give First USA the right to purchase up to 2,200,000 shares of common stock of the Company, subject to adjustment as provided in the FUSA Warrants. Under the first warrant, 600,000 shares of Common Stock may be acquired from January 1, 1999 through June 30, 1999 at a per share price of $12.50. From July 1, 1999 through December 31, 1999, these same shares may be acquired at a per share price of $17.00. From January 1, 2000 through September 30, 2003, these same shares may be acquired at a per share price of $32.00. Under the second warrant, 600,000 shares of Common Stock may be acquired from January 1, 1999 through December 31, 1999 at a per share price of $17.00. From January 1, 2000 through September 30, 2003, these same shares may be acquired at a per share price of $32.00. Under the third warrant, 1,000,000 shares of Common Stock may be acquired from January 1, 1999 through September 30, 2003 at a per share price of $32.00.

7.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                         -------------------------   ---------------------------
                                            1998          1997           1998           1997
                                         -----------   -----------   ------------   ------------
Numerator:
Net loss...............................  $(7,632,073)  $(5,559,068)  $(22,907,158)  $(21,090,182)
Accrued dividends to Preferred
  Stockholders.........................     (251,132)     (112,452)      (595,888)      (112,452)
                                         -----------   -----------   ------------   ------------
Net loss available to Common
  Stockholders.........................  $(7,883,205)  $(5,671,520)  $(23,503,046)  $(21,202,634)
                                         ===========   ===========   ============   ============
Demominator:
Weighted average shares outstanding....   15,436,576    10,912,656     13,756,866     10,843,558
Basic earnings per share...............  $     (0.51)  $     (0.52)  $      (1.71)  $      (1.96)
                                         ===========   ===========   ============   ============
Diluted earnings per share.............  $     (0.51)  $     (0.52)  $      (1.71)  $      (1.96)
                                         ===========   ===========   ============   ============

8.  COMPREHENSIVE INCOME

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

                                CYBERCASH, INC.

     The components of comprehensive income for the nine months ended September 30, 1998 and 1997 are as follows:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                         -------------------------   ---------------------------
                                            1998          1997           1998           1997
                                         -----------   -----------   ------------   ------------
Net loss...............................  $(7,632,073)  $(5,559,068)  $(22,907,158)  $(21,090,182)
Foreign currency translation
  adjustments..........................          771         3,214        (91,314)       (21,776)
                                         -----------   -----------   ------------   ------------
Comprehensive income...................  $(7,631,302)  $(6,336,105)  $(22,998,472)  $(15,556,104)
                                         ===========   ===========   ============   ============

     The components of accumulated other comprehensive income at September 30, 1998 and December 31, 1997 are as follows:

                                                              FOREIGN CURRENCY
                                                                TRANSLATION
                                                              ----------------
December 31, 1997...........................................     $(332,288)
Current period other comprehensive income...................       (91,314)
                                                                 ---------
September 30, 1998..........................................     $(423,602)
                                                                 =========

9.  YEAR 2000 COMPLIANCE

     The "year 2000" compliance issue involves a number of related issues associated with the new millennium. In the electronic commerce environment, potential year 2000 obstacles include issues such as payment card expiration dates, on-line processing, batch/offline processing, reporting and leap year 2000. Overcoming these obstacles requires reviewing every element of a system, including software written in-house, software purchased from third parties, hardware elements, payment processing partners and electronic storefront integrators.

     The Company is committed to ensuring that its software and services are entirely year 2000 compliant before the millenium date change. To meet this objective, the Company already has conducted an internal review of software components developed by the Company that are contained in its CashRegister payment service. The 1.x and 2.x releases of the Company's CashRegister product are not year 2000 compliant. The Company believes that its CashRegister 3.x release is year 2000 compliant and is taking steps to verify that this is so. ICVerify began testing the ICVERIFY product for year 2000 compliance in 1996, beginning with version 1.04 for DOS. All versions of PCVERIFY and NetVERIFY, which were introduced after 1996, have been tested successfully for year 2000 compliance.

     The Company is determining whether to make releases of its software that are not year 2000 compliant obsolete and to migrate customers to year 2000 compliant releases or, alternatively, to issue updates to the earlier releases that will make the earlier releases year 2000 compliant. CyberCash encourages all new customers to use only versions of its software that the Company believes to be year 2000 compliant.

     The certification standards imposed by many payment processors provide an independent measure of verification that the Company's services and products are year 2000 compliant. Many of these certification standards, which are intended to assure that financial information passed to the processors conform with the processors' protocols, include testing procedures for year 2000 compliance. The Company and ICVerify have obtained certification on most of their respective services and products from many, although not all, payment processors. Of the processors from whom certifications have been obtained, the Company is not aware of any material failure by its software to comply with the payment processors' certification standards. However, the Company does not control the payment processors' certification standards or their data protocols. Consequently, there can be no assurance whether transactions effected over the Company's products or using the

                                CYBERCASH, INC.

Company's services will continue to be year 2000 compliant if the protocols established by the payment processors are not year 2000 compliant or if the certification standards fail to test for year 2000 compliance.

     The Company's payment solutions often are integrated by third parties with other electronic commerce software solutions. The Company and ICVerify provide written documentation and in-house training to integrators detailing the code specifications that need to be followed to integrate CyberCash or ICVerify software, as applicable, with other solutions. However, there can be no assurance whether transactions initiated at an electronic storefront that integrates one of the Company's products or services will continue to be year 2000 compliant if (i) the integrator fails to comply with the Company's or ICVerify's code specifications, (ii) the Company or ICVerify's software is not configured and used in accordance with its related documentation, or (iii) the underlying operating system of the host machine or any other software used with or in the host machine is not also year 2000 compliant.

     It is possible that the Company's operations could also be affected if software or systems it uses to provide its services or for management or communications are not year 2000 compliant. The Company is taking steps, including retaining outside consultants and establishing an internal task force, to identify and remedy any problems. At this time the Company does not believe that the costs associated with this effort will be material.

     The Company believes that it has managed risk of revenue and customer service interruption due to the year 2000 threat to immaterial levels. However, existing industry standards in year 2000 compliance efforts cannot guarantee 100% accuracy. Accordingly, the Company may experience future uncertainties regarding year 2000 compliance of its services and products. There can be no assurance that all of the Company's products and services will be year 2000 compliant prior to January 1, 2000, even though the Company and ICVerify, Inc. designed and tested most of its product offerings to be year 2000 compliant. Nor can there be assurances that the Company's currently compliant products do not contain undetected problems associated with year 2000 compliance. Such problems may result in litigation and/or increased expenses negatively affecting future operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the accompanying interim consolidated financial statements and notes thereto. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future period. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. The uncertainties and risks include the pace of growth of Internet commerce, development by the Company and its competitors of new products and services, the ability of the Company to form alliances with banks and other financial institutions to distribute the Company's services, strategic decisions by major participants in the industry, integration of the ICVerify, Inc. product offerings with the service offerings of the Company, competitive pricing pressures, legal and regulatory developments, and general economic conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's Annual Report on Form 10-K.

OVERVIEW

     The Company's future operating performance will depend in large part on the rate of growth of electronic commerce and what role payment systems, like those offered by the Company, will play in electronic commerce. Moreover, the market for electronic payment services is still immature and is changing rapidly. It is not certain that the Company's services will find acceptance in the market. The Company's revenue expectations have been based partly on expectations of future demand rather than on actual experience. Since its inception in August 1994, the Company has devoted most of its efforts to business development and marketing in preparation for, and anticipation of, the growth in electronic commerce that it expects will create a substantial market for its Internet payment services. The Company has also made significant investments in software development, computers, networking systems and telecommunications equipment. Largely, as a result of the expenses associated with these efforts, the Company's operating expenses increased each quarter through the end of 1996, but were maintained at approximately $7.5 million for each quarter through March 31, 1998.

     On April 30, 1998, the Company completed the acquisition of ICVerify, a company that develops and markets payment systems software, for $16,250,000 in cash and 2,300,000 shares of Common Stock. The Company's operating expenses increased to approximately $12.2 million for each of the quarters ending June 30 and September 30, 1998, as a result of consolidating the operating results of ICVerify. The Company expects operating expenses to be maintained at approximately this level for the foreseeable future.

     During 1997 and 1998, the Company has continued its efforts to establish a strong market position and to lay the foundations for growth in recurring revenues as electronic commerce increases. Meanwhile, the Company has generated significant revenues from agreements with strategic allies or joint venture partners to finance all or part of the development work necessary to adapt the Company's technology to new uses or to foreign markets. The Company intends to continue to seek revenues from development work it performs in connection with strategic alliances in order to help finance its overall development program.

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

RESULTS OF OPERATIONS

     Revenues. The Company's revenues for the three months ended September 30, 1998 and 1997 were $4,522,000 and $1,514,000, respectively and $8,170,000 and
$2,482,000 for the nine months ended September 30, 1998 and 1997, respectively. For the three months ended September 30, 1998, the Company generated its revenues from sales of ICVERIFY payment software, providing its recurring services and development work associated with the licensing of its technology. The Company anticipates that revenues from payment software sales will continue to represent an increasing portion of its total revenue during the next several quarters as the market for electronic commerce continues to gain momentum. These revenues are, however, subject to some degree of seasonal variation. Merchants tend to be reluctant to modify their payment systems during the fourth quarter holiday period, and thus sales of payment software are likely to be slower during that period.

     The Company's secure credit card transport service has come under increasing competitive pressure, which has required the Company in some cases to reduce the fees it charges for that service. Those reductions have been offset, however, by increases in the number of merchants to whom the Company provides the service, with the result that revenues from the credit card service have continued to increase, although at a slower rate than would have been the case if prices had remained the same. The Company expects that competition, and thus pressures on pricing, will continue to characterize the market for its credit card service.

     Revenues from licensing and development, are expected to continue to be material. They are generally less predictable and more inclined to vary from period to period than revenues from fees paid by merchants and other customers. Accordingly, the Company may experience significant fluctuations in future quarterly operating results.

     Cost of Revenues. Cost of revenues consist primarily of cost of operations to provide transaction processing and customer support, labor costs for providing development work associated with licensing activities and cost of ICVERIFY payment system software. Cost of revenues increased $1,635,000 from

$772,000 for the three months ended September 30, 1997 to $2,407,000 for the three months ended September 30, 1998 and increased $2,672,000 from $2,287,000 for the nine months ended September 30, 1997 to $4,959,000 for the nine months ended September 30, 1998. The increases are attributable primarily to the acquisition of ICVerify, which added the cost of goods for the ICVERIFY payment system software and increased customer support costs. In addition, the Company independently enlarged and enhanced its customer support operations.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of the Company's services and technologies. Research and development expenses decreased $279,000 from $2,621,000 for the three months ended September 30, 1997 to $2,342,000 for the three months ended September 30, 1998 and decreased $1,113,000 from $7,469,000 for the nine months ended September 30, 1997 to $6,356,000 for the nine months ended September 30, 1998. This decrease is a result of the Company carrying out an increasing amount of development work at its lower-cost Bangalore, India facility instead of using outside consultants or employees working in the United States. This effect was partially offset by an increase in U.S.-based development personnel as a result of the ICVerify acquisition. In addition, the Company's financed a portion of its development work in the first nine months of 1998 through development contracts with its joint ventures and strategic allies. The Company plans to continue to perform a significant amount of research and development. Its ability to continue to finance a portion of its research and development with revenues from work paid for by joint ventures and strategic allies is uncertain. Accordingly, research and development expenses could increase in the future. To date, all of the Company's software development costs have been expensed as incurred. The Company will continue to expense such costs until it can demonstrate that it may realize future benefits from costs incurred on its software.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $1,002,000 from $2,635,000 for the three months ended September 30, 1997 to $3,637,000 for the three months ended September 30, 1998 and increased $3,523,000 from $7,718,000 for the nine months ended September 30, 1997 to $11,241,000 for the nine months ended September 30, 1998. A large portion of 1998 sales and marketing expense was related to raising brand awareness of CyberCash through television and magazine advertisements. In addition, during the quarters ended June 30 and September 30, 1998 the Company began promoting ICVerify's payment system software products. The Company anticipates that its sales and marketing expenses will continue to be significant.

     General and Administrative. General and administrative expenses consist primarily of compensation expense and fees for professional services and other expenses associated with the general management and administration of the Company. General and administrative expenses increased $416,000 from $1,451,000 for the three months ended September 30, 1997 to $1,866,000 for the three months ended September 30, 1998 and increased $750,000 from $4,691,000 for the nine months ended September 30, 1997 to $5,441,000 for the nine months ended September 30, 1998. This increase is primarily due to an increase in shareholder related activities, an increase in personnel as a result of the ICVerify acquisition and costs related to the upgrading of the administrative computer infrastructure. The Company anticipates that its general and administrative expenses will continue to be significant as it continues to develop and expand its operations.

     Restructuring Charge. Restructuring charges consist of severance and other expenses related to reduction-in-force of the Company's employee base. In February 1997 and June 1998, the Company reduced the size of its employee base by approximately 10% and 20%, respectively which resulted in costs of $344,000 and $609,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had cash and cash equivalents of $16,403,000, which represented an increase of $3,181,000 over cash and cash equivalents of $13,222,000 at December 31, 1997. This increase was the result of net cash proceeds of $32,862,000 from the Company's private placement of its Series D Preferred Stock on February 5 and July 14, 1998 and sale of common stock to three of the Company's directors, $8,780,000 from sales of short-term investments and non-cash expenses of $5,548,000 for depreciation, amortization and compensation expense related to stock options. This was offset by the $16,250,000 in cash consideration given in the acquisition of ICVerify, a net loss of $22,907,000, cash outflows for capital expenditures of $5,604,000 and investment in affiliates of $1,002,000. Other less significant items also affected changes in the Company's cash position during the period.

     The Company currently anticipates that its existing cash resources, supplemented by future cash flows from operations, will be sufficient to meet the Company's anticipated cash needs, including working capital, for at least twelve to fifteen months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner than anticipated in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses or technologies. If the Company does raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURE.

     Not Applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 13, 1998, a class action lawsuit was filed in the Delaware Chancery Court against the Company, its Board of Directors, and James J. Condon, the Chief Financial Officer. The suit claims that the "continuing director" provision of the shareholder rights plan adopted by the Board of Directors on June 26, 1998 violated Delaware law and sought injunctive relief and unspecified damages. The Company understands that the law firm representing the plaintiffs has filed several similar suits against other companies that have similar provisions in their shareholder rights plans. The Company believes that the rights plan is in compliance with Delaware law. Nevertheless, to avoid the expense and distraction of protracted litigation, it has engaged in settlement discussions with counsel for the plaintiff class with a view toward settling the suit. If the Company is unable to reach a settlement agreement, it will defend the suit aggressively. While the litigation and settlement discussions are in an early stage, the Company does not believe that the suit will have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

     As of the date of this report, the holders of the Company's Series C Convertible Preferred Stock have converted all 15,000 shares of Series C Preferred Stock into an aggregate of 1,301,343 shares of Common Stock.

     As of the date of this report, the holders of the Company's Series D Preferred Stock had converted an aggregate of 24,000 shares of Series D Preferred Stock into an aggregate of 2,953,806 shares of Common Stock. 6,000 shares of Series D Preferred Stock remain outstanding.

     On September 16, 1998, William Melton, President and Chief Executive of the Company of the completed the purchase of 350,000 shares of the Company's Common Stock for an aggregate of $3.5 million. In addition, Michael L. Rothschild, a director of the Company, purchased 10,000 shares of the Company's Common Stock for an aggregate of $100,000.

     On July 17, 1998, Garen K. Staglin, a director of the Company, purchased 16,700 shares of the Company's Common Stock for an aggregate of $200,000.

     In November 1998, the Company issued three warrants to First USA Bank, a subsidiary of BancOne Corporation (collectively, the "FUSA Warrants") in connection with the two parties entering into an agreement for First USA to market the Company's InstaBuy(TM) service, built on the Company's new Agile Wallet(TM) platform. The warrants collectively give First USA the right to purchase up to 2,200,000 shares of common stock of the Company, subject to adjustment as provided in the FUSA Warrants. Under the first warrant, 600,000 shares of Common Stock may be acquired from January 1, 1999 through June 30, 1999 at a per share price of $12.50. From July 1, 1999 through December 31, 1999, these same shares may be acquired at a per share price of $17.00. From January 1, 2000 through September 30, 2003, these same shares may be acquired at a per share price of $32.00. Under the second warrant, 600,000 shares of Common Stock may be acquired from January 1, 1999 through December 31, 1999 at a per share price of $17.00. From January 1, 2000 through September 30, 2003, these same shares may be acquired at a per share price of $32.00. Under the third warrant, 1,000,000 shares of Common Stock may be acquired from January 1, 1999 through September 30, 2003 at the per share price of $32.00.

     The number of shares of Common Stock that may be acquired pursuant to the FUSA Warrants may be subject to adjustment in the event the Company pays a stock dividend or makes a stock distribution on its Common Stock, effects a stock split or reverse stock split, or distributes rights, options or warrants to all holders of the Company's Common Stock.

     The Company will not register the FUSA Warrants pursuant to the Securities Act of 1933, as amended, in reliance upon representations made by FUSA that is an "accredited investor" within the meaning of

Rule 501(a) of Regulation D and that it is acquiring the FUSA Warrants for its own account for investment only and not with a view toward the public sale or distribution thereof. Under the FUSA Warrants, the Company has agreed to register the Common Stock acquired upon exercise of the FUSA Warrants under certain specified circumstances set forth more fully therein.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     In order to present a proposal at the 1999 Annual Meeting of Stockholders, a CyberCash Stockholder must provide written notice of the proposal to the Company no later than March 31, 1999 at 2100 Reston Parkway, Reston, Virginia 22091, Attention: General Counsel. The Company intends to use discretionary voting authority with respect to any matter brought before the 1999 annual meeting of which the Company has not received written notice by March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           4.1   Form of Warrant 98-1 dated as of November 6, 1998 between
                 the Company and First USA Bank.
           4.2   Form of Warrant 98-2 dated as of November 6, 1998 between
                 the Company and First USA Bank.
           4.3   Form of Warrant 98-3 dated as of November 6, 1998 between
                 the Company and First USA Bank.
           27    Financial Data Schedule

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

     On May 1, 1998, the Company filed a Form 8-K that reported under items 2 and 7 therein the consummation of the Company's acquisition of ICVerify in a merger transaction.

     On May 27, 1998, the Company filed a Form 8-K/A, under which it submitted the financial statements and pro forma financial information prescribed by Rule 3-05 of Regulation S-X and Article 11 of Regulation S-X, respectively, in connection with the acquisition of ICVerify.

     On June 30, 1998, the Company filed a form 8-K that reported under item 5 therein the Company's preliminary estimate of revenues for the quarter ending June 30, 1998.

     On July 2, 1998, the Company filed a Form 8-K that reported under item 5 and 7 the adoption of a shareholder Rights Plan on June 26, 1998.

     On July 16, 1998, the Company filed a Form 8-K that reported under items 5 and 7 the closing of a private placement of convertible preferred stock on July 16, 1998.

     On September 18, 1998, the Company filed a Form 8-K and Form 8-K/A that reported under item 5 the sale of common stock on September 16, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CYBERCASH, INC.
                                          (Registrant)

                                          /s/ WILLIAM N. MELTON
                                          William N. Melton
                                          President and Chief Executive Officer
Date: November 13, 1998

                                          /s/ JAMES J. CONDON
                                          James J. Condon
                                          Chief Operating Officer
                                          and Chief Financial Officer
Date: November 13, 1998