Form 10-K
period 1998-12-31
CYBERCASH INC
filed 1999-03-31
CIK 1004232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

                              2100 RESTON PARKWAY
                                  THIRD FLOOR
                             RESTON, VIRGINIA 20191
          (Address of principal executive offices, including zip code)

                                 (703) 620-4200
              (Registrant's telephone number, including area code)

                          ---------------------------
             Securities pursuant to Section 12(b) of the Act: None
    Securities registered pursuant to Section 12(g) of the Act: Common Stock
                          ---------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 19, 1999, was approximately $235,229,000 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares outstanding of the Registrant's Common Stock outstanding as of March 19, 1999 was 19,781,291.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

     EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF OUR BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS ARE ONLY PREDICTIONS, AND ACTUAL EVENTS OR RESULTS MAY BE MATERIALLY DIFFERENT FROM OUR PREDICTIONS. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING BUT NOT LIMITED TO THE MATTERS SET FORTH BELOW UNDER THE HEADING, "RISK FACTORS".

OVERVIEW

     CyberCash, Inc. (including our subsidiaries) (http://www.cybercash.com) is a provider of payment software and services, enabling electronic commerce for merchants operating either in the physical "brick and mortar" world or the virtual world of the Internet. The company was organized on August 29, 1994 in the State of Delaware, and was in the development stage from the date of inception until December 1996. In February 1996, we completed our initial public offering. During our first four years of existence, we developed and began marketing technologies and services that provide secure, convenient means of making and accepting payments over the Internet. In 1997, we established joint ventures in Japan and Germany and a strategic licensing arrangement in the United Kingdom to commercialize some of our payment solutions in these countries. On April 30, 1998, we acquired ICVerify, Inc., a privately held company providing payment processing software to merchants operating in the physical world and on the Internet. In October 1998, we introduced our new InstaBuy service (http://www.instabuy.com), based on our Agile Wallet technology, which we offer to merchants, online communities and financial institutions to simplify the way consumers make payments online.

     We manage our business in three segments: "Payments", "InstaBuy" and "International". Our Payments business markets the following payment processing software products in the United States and internationally:

     -  ICVERIFY,

     -  PCVERIFY, and

     -  NetVERIFY.

and the following services in the United States:

     -  CashRegister secure payment service,

     -  PayNow Secure Electronic Check Service, and

     -  CyberCoin service.

The Payments business generates revenues from sales of software products and fees from payment services. Revenues from sales of software consist primarily of license fees and maintenance fees, and to a lesser extent from fees for consulting and training services. We make our Payment services available to online shoppers without charge. Revenues generated from payment services consist of initial set-up fees and monthly recurring revenue streams derived from monthly minimum charges and per transaction fees.

     The InstaBuy business markets the InstaBuy service in the United States and to strategic partners overseas. We make the InstaBuy service available to consumers without charge. We currently generate revenues primarily through the licensing of the technology to banks and other financial institutions, which provide the InstaBuy service to their customers. Over time, we expect also to generate revenue from merchants and other operators of online points-of-purchase to which we deliver InstaBuy transactions.

     The International business markets our payment services and technologies in Germany, Japan, the United Kingdom and Canada. This segment of our business currently generates revenues primarily from license and maintenance fees and fees for development work associated with our overseas licensing activities.

     Most commerce is still conducted in the physical world. However, the exchange of goods and services for payment over the Internet is growing. We believe the continued growth of Internet commerce will depend in part on:

     - the ability of buyers and sellers to use familiar forms of payment online -- such as credit and debit cards and checks -- in a simple and secure manner; and

     -  the availability of payment software and services that:

       -- securely transmit and store payment information with minimal interruption of a consumer's online experience;

       -- are convenient for merchants to install and maintain;

       -- connect merchants to major payment processors and financial institutions;

       -- facilitate familiar types of transactions from the physical world -- like bill payment and incentive or loyalty programs -- on the Internet; and

       -- provide common payment platforms for merchants selling goods and services both at physical points-of-sale and electronic storefronts.

     We also believe the demand for software-based payment solutions at physical points-of-sale will continue to grow because of the declining cost of personal computers and the increased functionality and flexibility provided by software solutions. Electronic payments technologies were once provided primarily through proprietary, hard-wired cash registers and terminals. Advances in personal computing now make it possible for merchants to use open architecture software-based solutions that run either on stand-alone personal computers or PC-based cash registers or terminals. This enables merchants to consolidate their points-of-sale into one personal computer or PC-based cash register instead of using proprietary terminals or multiple point-of-sale terminals at each cash register, and provides an opportunity for merchants to use the same PC-based payment solution for electronic storefronts.

PAYMENTS

  SOFTWARE

     Our software products are designed to be installed on personal computers or PC-based cash registers for use in handling physical, mail or telephone order and online sales. These payment solutions make it possible for merchants to:

     - authorize, settle and capture VISA, MasterCard, JCB, American Express, Discover/Novus and private-label credit card transactions to their bank accounts, in real-time mode (ICVERIFY and PCVERIFY also support batch processing offline);

     -  obtain check verification;

     - establish connectivity with most U.S.-based financial institutions and large payment processors, including First Data Corporation, Paymentech, Global Payment Systems (Novus), NOVA and Vital Processing Services (VisaNet); and

     -  access transaction data for tracking and reporting purposes.

     ICVERIFY operates on a number of popular operating system platforms, including Windows, DOS, SCO, HP-UX, Solaris, and AIX, while PCVERIFY operates on Windows and NetVERIFY operates on Windows, Solaris and AIX. The products also support open platform magnetic stripe card readers, PIN pads and magnetic ink check readers, as well as address verification services (AVS) provided by some payments processors to reduce the risk of fraudulent transactions.

     The ICVERIFY suite of products provides a common payment platform for merchants that wish to process transactions at physical, telephone or mail order and electronic points-of-sale. In addition, NetVERIFY is designed for merchants to use at one or multiple electronic points-of-sale, or by commerce service providers to provide payment processing functionality for multiple merchants as part of a merchant store hosting solution.

     We operate subsidiaries in the United Kingdom and Germany to sell versions of ICVERIFY and PCVERIFY that meet European processor specifications for credit and debit card transactions. We plan to continue to expand our software sales in other markets outside the United States as the growth of electronic commerce warrants.

  PAYMENT SERVICES

     CashRegister Secure Payment Service

     The CashRegister secure payment service is a host-based service that we operate on our servers for Internet merchants, removing them from the burden of operating their own payment software. The service enables merchants to:

     - authorize, settle and capture VISA, MasterCard, JCB, American Express, Discover/Novus and private-label credit card transactions to their bank accounts, in real-time or offline batch mode;

     - establish connectivity with most U.S.-based financial institutions and payment processors, including First Data Corporation, American Express, Paymentech, Global Payment Systems (Novus), NOVA, Vital Processing Services (VisaNet) and Wells Fargo Bank; and

     - use browser software from an enabled personal computer to access transaction data for reporting or tracking purposes.

The service also supports address verification services offered by some payment processors to reduce the risk of fraudulent transactions.

     The CashRegister solution is a simple and cost-effective solution for merchants that want to begin accepting payments over the Internet with minimal up-front investment. Since most of the functionality and storage is performed by our host servers, the CashRegister solution simplifies the process for merchants to begin accepting payment transactions, while minimizing the number of software updates that a merchant needs to install on its client server. The client software also is designed to integrate easily with storefront software packages, and is scalable for various levels of transaction volumes. In addition, the CashRegister service is designed for merchants to use at one or multiple electronic points-of-sale, or for commerce service providers to use to provide payment processing functionality to multiple merchants as part of a merchant store hosting solution.

     PayNow Secure Electronic Check Service

     Introduced in 1997, the PayNow Secure Electronic Check Service enables billers to accept real-time payment from consumer checking accounts of bills presented on the Internet. PayNow is built on the same platform as our CashRegister payment service, making it an integrated option available to merchants using our CashRegister payment services.

     CyberCoin Service

     The CyberCoin service enables merchants to accept the electronic equivalent of cash payments over the Internet. We introduced this service primarily to enable Internet merchants to accept relatively low-value payments from consumers in a convenient, cost-effective manner. The service is intended to provide an alternative to credit cards as a form of payment since the cost of processing a credit card transaction is large relative to the size of smaller payments.

THE INSTABUY SERVICE AND AGILE WALLET TECHNOLOGY

     Our InstaBuy service makes Internet shopping easier by simplifying and harmonizing the online buying experience for consumers. The service allows consumers to transmit payment and shipping information with a single mouse-click to any merchant, portal, or commerce aggregator that uses the InstaBuy service. It provides a consistent user experience at all enabled merchants, making it unnecessary for consumers to master different navigation paths or remember multiple passwords.

     The InstaBuy service is built on CyberCash's Agile Wallet platform, a technology for facilitating retail e-commerce transactions. The Agile Wallet technology is a hosted consumer application that we primarily operate on behalf of sponsoring financial institutions. It consists essentially of a database containing consumer payment information and a simple, configurable user interface or "electronic wallet". We brand and customize the user interface to the specifications of the sponsoring financial institution, which can then promote the service to its retail customers and online points-of-purchase such as large Internet merchants, portals, online communities and shopping aggregators. Over time, we expect to add a variety of new payment instruments, features and functions.

     The InstaBuy service responds to a need to simplify the process of completing online sales. As much as two-thirds of all Internet "shopping carts" that have items placed in them are abandoned by consumers before completing a purchase. One factor that contributes to this high "drop-off" rate is that consumers find it annoying and difficult to have to type in shipping addresses and payment information each time they buy something online. For merchants, the InstaBuy service offers a solution to this problem that we believe should increase the volume of completed sales.

     For financial institutions, the branded user interface offers a way to project their brand on the Internet, presenting it to customers each time they engage in a credit card transaction. The convenience of the InstaBuy service also serves as a value-added utility that financial institutions can offer to their customers to build loyalty. By making it easier for consumers to shop, and by promoting the use of their cards within the branded user interface, credit card issuers may be able to increase revenues they generate from interchange fees and interest on outstanding receivables. Financial institutions can also use the InstaBuy service as a vehicle to offer new products and services to their customers.

INTERNATIONAL

     We provide the CyberCoin and CashRegister services through our joint ventures in Japan and Germany. In addition, Barclays Bank plc offers the BarclayCoin service, based upon our CyberCoin technologies, and has selected our secure payment technologies as the foundation for an Internet-based payment system that Barclays is building. We plan to continue to expand our service offerings in markets outside the United States as the growth of electronic commerce warrants.

MARKETING AND DISTRIBUTION

  PAYMENTS

     Software

     Our acquisition of ICVerify has allowed us to enter the physical market and to market software-based payment solutions for Internet commerce. To sell these products, we rely upon direct sales to a relatively small number of large merchants and on our telemarketing sales team to sell directly to smaller merchants. However, because we lack the internal sales and marketing resources to achieve volume and revenue goals, we leverage our direct sales efforts through a number of marketing channels. These channels include:

     - Payment processors in the United States, including First Data Corporation (including CardNet, Envoy, FDR, NaBANCO and Telemoney), Paymentech, Global Payment Systems (including National Data Corporation, MAPP and Modular Data, Inc.), NOVA, Novus and Vital Processing Services;

     - Financial Institutions and independent sales organizations, some of which resell our products and services, and others that sell the products and services under private label; and

     - Value-added resellers, hardware vendors and developers of "store-builder" software packages to integrate our payment capabilities into their products.

To facilitate installation and integration of our software products, we support value-added resellers and integrators through their participation in our Integration Partnership Program.

     CashRegister Secure Payment Service

     We market the CashRegister secure payment service primarily to small- to medium-sized merchants because of the ease of its set-up and relatively small up-front costs. To sell this service, we have a direct sales force but rely primarily upon our distribution channels, which include payment processors, financial institutions, Internet service providers, hardware vendors and developers of "store-builder" software packages that integrate our payment capabilities into their products. We support web-hosting service providers, technology integrators and value-added resellers through their participation in our Merchant Development Partnership and Technology Partnership programs.

     PayNow Secure Electronic Check Service

     We market the PayNow Secure Electronic Check Service primarily through firms that provide technology and services that enable large billers to present bills to customers over the Internet. These firms include Bluegill Technologies, Inc., the Digital Cities unit of America Online, eDocs, Inc., International Billing Services, Inc., Microvault, Inc. NCR Corporation, Microsoft, Netscape, Novazen, Oracle and Pitney-Bowes. In addition, with the recent integration of our PayNow service into our CashRegister technology, we distribute the PayNow service into existing distribution channels for our credit payment services.

     CyberCoin Service

     The U.S. market for the CyberCoin service has not matured as we had originally anticipated. For that reason, we have ceased offering downloads of the wallet software needed to use the service, and we plan to suspend the service in the United States and Canada in the second quarter of 1999. We anticipate, however, that there eventually will be a viable market for cash-equivalent payment services in the United States and Canada. As that market evolves, we will consider offering cash-equivalent payment services to our merchant and consumer customers again.

     In some markets outside North America, there appears to be greater demand for cash-equivalent payments on the Internet. We plan to continue to offer the CyberCoin services through our joint venture partners located in Japan and Germany, as well as through Barclays Bank plc.

  THE INSTABUY SERVICE AND AGILE WALLET TECHNOLOGY

     Our goals are to obtain the agreement of several large financial institutions to sponsor the issuance of InstaBuy wallets, to have the service adopted by a substantial number of Internet merchants, and to distribute InstaBuy wallets to large numbers of consumers. To meet these goals, we market the InstaBuy service primarily to the largest issuers of credit cards in the United States and abroad. We rely in part on these issuers to encourage larger Internet merchants to participate in the InstaBuy service and to issue wallets that they sponsor. We also enter into agreements with Internet portals to promote the InstaBuy service. We market the InstaBuy service directly through our own sales force, senior executives and website and indirectly through a variety of channels, including Internet service providers, Internet portals, and credit card processors.

  INTERNATIONAL

     We expect commerce on the Internet to become increasingly global. For that reason, a component of our strategy is to support credit and cash-equivalent payment and Euro currency conversion services offered by our joint ventures partners in Japan and Germany, and to license our technology to financial institutions, including Barclays Bank in the United Kingdom.

COMPETITION

     The market for Internet commerce software and services is relatively new, intensely competitive, quickly evolving, and subject to rapid technological change. We expect competition to continue to increase in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than CyberCash. In addition, many of our current or potential competitors, such as Microsoft, have broad distribution channels that may be used to bundle competing products and services directly to end-users or purchasers. If these competitors were to bundle competing products or services for their customers, the demand for our products and services may be substantially reduced, and our ability to successfully distribute our products and deploy our services would be substantially diminished. In addition, we compete against custom payment solutions built by in-house information technology engineers. We cannot assure you that we will be able to compete effectively with current or future competition, or that the competitive pressures we face will not have a material adverse effect on our business, financial condition or operating results.

  PAYMENTS

     ICVERIFY and PCVERIFY

     For payment processing solutions in the physical retail environment, our current and potential competitors include makers of proprietary cash registers and point-of-sale terminals, such as Verifone, a subsidiary of Hewlett-Packard Company, and Hypercom Corporation. Many of these firms, and smaller software firms, are also developing or marketing open platform software solutions to compete with ICVERIFY and PCVERIFY. These firms market their software through many of the same distribution channels that we use. In addition, a number of financial institutions and payment processors, many of which act as distribution channels for our software, are our current or potential competitors, developing or marketing payment processing software under private labels to facilitate connections to their respective payment gateways.

     NetVERIFY and CashRegister

     Our competition for providing payment processing over the Internet is fragmented. For larger merchants wishing to establish direct gateways to their payment processors, our competitors include software vendors like ClearCommerce Corporation, IBM and Open Market, Inc. However, these solutions tend to be more expensive, and require a greater investment in onsite maintenance. For small- to medium-sized merchants, most of our competitors -- such as Authorize. Net, PaymentNet, Card Services International and CyberSource -- offer either a software payment solution or a hosted service. Some of our competitors are beginning or planning to offer both software and hosted services.

     PayNow Secure Electronic Check Service

     Our PayNow Secure Electronic Check Service competes with electronic payment and direct deposit services offered by financial institutions and companies providing various means of payment fulfillment. Our competitors include CheckFree Corporation, Transpoint Networks (a joint venture of Microsoft and First Data Corporation) and financial institutions like Citibank and Wells Fargo Bank, each of which operates services that permit consumers to direct the movement of funds from their checking accounts electronically. Many of our competitors have agreements with most major billers, and are now (or will soon be) offering these services through major Internet portals. In contrast, we have positioned our PayNow service to allow billers to enroll their own consumers for payment rather than rely on third parties.

  INSTABUY SERVICE

     We compete with providers of other electronic wallet-based technologies to get merchants and Internet portals to accept and sponsor our Agile Wallet and InstaBuy service. Our competitors include larger Internet portals, such as Yahoo! and America Online, which provide registration services that permit a form of "one-click" shopping. In addition, Microsoft, which operates a major Internet portal through its MSN website, recently announced its intent to offer one-click shopping functionality through its new Passport service. Each of these major portals offers, or plans to offer, the functionality of "one-click" shopping as a way of becoming a central consumer registration bureau. In contrast, we position our InstaBuy service and Agile Wallet on the assumption that consumers will prefer to register their financial information and transaction history with financial institutions. As part of this strategy, we seek to encourage portals to co-brand with banks in the process of building consumer trust and relationships.

     Some of the companies with competing electronic wallet technologies also compete with us for sponsorship from financial institutions. Their offerings include software programs that must be installed on consumers' computers, and offerings that take the form of services like ours. Most of the companies with which we compete in this area are relatively small private companies. A few larger companies offer wallets designed to conform to the Secure Electronic Transactions (SET) protocol, which has yet to achieve market acceptance. These include IBM, GlobeSet, and Trintech. Some of their offerings may be adapted to use in a non-SET environment, and could thus compete directly with our Agile Wallet as an offering to financial institutions.

YEAR 2000 COMPLIANCE

     We are actively engaged in examining and taking corrective action to ensure our readiness for, and to mitigate risks associated with, the year 2000. The systematic assessment and remediation of year 2000-related issues, measured against rigorous, consistent and objective standards is one of our top objectives in 1999.

     Our efforts are organized and managed by a formal, enterprise-wide project team, which has executive sponsorship and representation from each of our principal lines of business and our development, finance, operations, legal and information technology teams. These efforts are in addition to less formal efforts we conducted before the formal establishment of this project team in November 1998. We currently estimate that our direct labor costs for addressing year 2000 issues will be approximately $500,000.

     We are following an approach adopted by many public reporting companies, both within and outside the financial service and software industries, for conducting our year 2000 readiness efforts. The approach identifies approximately five phases to achieving readiness: awareness, inventory, assessment, action and contingency planning. Our goal is for all internally developed software contained in active releases of our products and services, and all third party systems and services, to meet our definition of year 2000 compliance by September 30, 1999. We currently believe we are on target to meet that goal.

     In reviewing our own software and services, and the software, services and systems of third parties, we define year 2000 compliance to mean that the software, services and systems:

     - accept input and provide output of data involving dates or portions of dates before, during and after January 1, 2000 in a consistent, defined, disclosed and unambiguous manner as to the appropriate century;

     - Manage, store, manipulate, sort, sequence and perform calculations with respect to data involving dates or portions of dates before, during and after January 1, 2000, consistently and accurately;

     -  Recognize the year 2000 as a leap year; and

     - Operate continuously and without error, malfunction or interruption caused by or resulting from the change of the centuries from 1999 to 2000, or the transition from any date to any other date.

     Our CashRegister 3.x payment service meets our definition of year 2000 compliance. In January 1999, we announced that we would be discontinuing support of earlier versions of the CashRegister payment service (including the Secure Transport Payment Service) during the fourth calendar quarter of 1999, and that we would be providing migration tools to assist merchants in the free upgrade to the CashRegister 3.x payment service. In February 1999, we announced that active releases of ICVERIFY and PCVERIFY for Windows are year 2000 compliant, and we began offering free upgrades to current users of our discontinued Windows versions of these products. As we complete testing of our other products and services, we plan to provide current users of our discontinued versions with copies of year 2000-compliant versions for the same underlying operating system. We maintain up-to-date information on our website (located at http://www.cybercash.com) so that our customers and partners can stay informed about the status of our internal testing, the products and services we recommend they not use after December 31, 1999, and our definition of year 2000 compliance.

     In conducting our assessment of year 2000 compliance, particularly for the software that we develop for our products and services, we cannot control all variables that may result in year 2000-related failures. For that reason, our definition of year 2000 expressly excludes year 2000-related problems occurring as a result of reasons falling outside our control. Those reasons include:

     - The party operating the software (who may be a merchant, an ISP hosting a merchant's website or a software integrator responsible for maintaining the merchant's integrated payment processing software) failing to install a version of software that we announced on our website is year 2000 compliant;

     - Failure by software integrators to follow documented interface specifications for our software, or to use and configure the software for use in accordance with the documentation associated with the software;

     - Modification of software by the user or its agent in a manner that we did not expressly authorize;

     - Use, interaction or interface of our software with any software, hardware or data that does not meet our definition for year 2000 compliance (which could include the underlying operating system of the machine on which the software is hosted, or any other software used with or in the host machine);

     - The input of data or output of data from the software is in a format or using a protocol that fails to meet our year 2000 compliance definition and is specified by a payment processor, a user or third party; or.

     - Code changes in our year 2000 compliant products or service-enabling software that may be required by payment processors after we conduct end-to-end testing with them. We plan to conduct end-to-end testing with selected payment processors as their test environments become available.

     We believe we are managing the risk of revenue and customer service interruption due to the year 2000 threat to immaterial levels. However, existing industry standards in year 2000 compliance efforts cannot guarantee 100% accuracy, and there may be issues of which we are not yet aware. Accordingly, we may experience future uncertainties regarding year 2000 compliance of our services and products. We cannot assure you that all of our products and services will be year 2000 compliant before all relevant change-over dates, including January 1, 2000, January 3, 2000 (the first business day of the year
2000) and February 29, 2000. Nor can we assure you that our currently compliant products will not contain undetected problems associated with year 2000 compliance. Such problems may result in litigation and/or increased expenses negatively affecting our future operating results.

RESEARCH AND DEVELOPMENT

     We intend to remain competitive by continuing to invest in research and development. In 1999, we expect to focus on developing enhancements to our existing products and services. In addition, we intend to adapt some of our technologies to local processor specifications, currency and other requirements for use in some non-U.S. markets, including Canada, Europe and Asia; however, we intend to perform only a limited amount of development consulting work. Our programmers and software engineering facilities are located in Reston, Virginia; Oakland, California; and Bangalore, India.

     Research and development expenses were approximately $9,029,000, $9,656,000 and $12,692,000 for the years ended December 31, 1998, 1997 and 1996, respectively. To date, all software development costs have been expenses as incurred. We do not anticipate our research and development costs will increase substantially in 1999.

EMPLOYEES

     As of December 31, 1998, we had a total of 337 employees, 215 of whom are based in the United States. We may increase the number of employees of our development subsidiary in India. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

     The CyberCash logo, ICVERIFY, PCVERIFY, NetVERIFY, CyberCoin and PayNow Secure Electronic Check Service are registered trademarks or service marks of CyberCash or its affiliates in the United States and other countries. CyberCash, PayNow, InstaBuy and Agile Wallet are trademarks of CyberCash in the United States and other countries. Any other trademarks, service marks and registered trademarks and service marks that we reference in this Annual Report on Form 10-K belong to their respective owners.

     CyberCash has been awarded U.S. Patent No. 5,870,473 for its "Electronic Transfer System and Method." The patent describes a secure method for merchants and customers to place orders for goods and services over any network, including the Internet. The patent covers encrypted transactions between merchants and customers, linked by a server which brokers the specific-merchant and specific-customer session for a specific period of time. If either the merchant or the customer session occurs (or attempts to occur) beyond a prescribed time period, the transaction is deemed to be invalid and no transfer of funds or goods can take place. The patent covers small payments as, for example, between merchants and consumers over the Internet, and large payments such as between manufacturers and suppliers over a private network. The patent was also awarded in Germany and is pending in other countries.

RISK FACTORS

  WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT YET OPERATED PROFITABLY.

     We were founded in August 1994, and we have not yet operated at a profit. Our limited operating history offers little information to serve as a basis for evaluating us and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their earlier stage of development encounter, particularly companies in new and rapidly evolving markets. Our success depends upon our ability to address those risks successfully, which include, among other things:

     - Whether we can continue to build and maintain a strong management structure that can develop and execute our business strategy, and respond effectively to changes in the markets for our services and software products;

     - Whether we can respond quickly and effectively to technological changes and competitive forces in our markets;

     - Whether we will be able to assemble and maintain the necessary resources, especially talented software programmers, we will need to develop and upgrade our technology to meet evolving market demands;

     - Whether we will be successful in continuing to evolve and successfully implement a sales and marketing strategy;

     - Whether we will be able to develop and manage strategic relationships to maximize widespread acceptance of our products and services; and

     - Whether the effect of the volatility of the market price of our stock will adversely affect our ability to sell our products and services, develop strategic relationships, attract and maintain qualified employees, and raise additional capital if necessary.

     If we do not succeed in addressing these risks, our business likely will be materially and adversely affected.

  WE MAY CONTINUE TO EXPERIENCE LOSSES, WHICH WOULD DEPRESS OUR STOCK PRICE.

     As of December 31, 1998, we had an accumulated deficit of $94,881,000. Since we started our business, our revenues have been small compared to our expenses. Our ability to generate significant revenue remains uncertain. We expect to continue to incur operating losses at least through 1999, and perhaps for some time thereafter. We may never achieve, or be able to sustain, profitability.

  THE DEVELOPMENT OF A MARKET FOR OUR PRODUCTS AND SERVICES IS UNCERTAIN.

     The market for our services is still immature and is evolving rapidly. An increasing number of market entrants have introduced or are developing competing products and services to enable payment transactions over the Internet. Critical issues concerning the Internet (including security, reliability, cost, ease of use and quality of service) remain unresolved and may limit the growth of electronic commerce. Delays in the deployment of improvements to the infrastructure for Internet access, including higher speed modems and other access devices, adequate capacity and a reliable network backbone, also could hinder the development of the Internet as a viable commercial marketplace. For all of these reasons, it remains uncertain whether commerce over the Internet will continue to grow, a significant market for our products and services will emerge, or our products and services will become generally adopted. Even if such a market does develop, competitive pressures may make it difficult, or impossible, for us to operate profitably.

  THE MARKET FOR OUR PRODUCTS AND SERVICE MAY NOT GROW FAST ENOUGH TO SUPPORT OUR LEVEL OF INVESTMENT, ADVERSELY AFFECTING REVENUES AND PROFITABILITY.

     The growth of our business depends upon widespread acceptance of our products and services. This is particularly true of our new InstaBuy service, the deployment of which is a major element of our business strategy for 1999. The success of this service will depend on our ability to obtain the agreement of several large financial institutions to sponsor the issuance of InstaBuy wallets, to have the service adopted by a substantial number of Internet merchants, and to distribute InstaBuy wallets to large numbers of consumers. Moreover, our ability to persuade merchants to use the service is dependent in part on the number of consumers who are using wallets; and our ability to motivate consumers to use wallets is dependent in part on the number and type of merchants that are using the service. To succeed, we will have to motivate both groups to adopt the service simultaneously, which is particularly difficult. We have only recently commenced operating the InstaBuy service, and we cannot assure you that we will succeed in accomplishing any of these goals. Our failure to accomplish these goals, or our inability to accomplish them on the anticipated schedule, would have a material adverse effect on our business

  WE EXPECT OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE.

     Our quarterly operating results have varied significantly and probably will continue to do so in the future as a result of a variety of factors, many of which are outside our control:

     - Sales of our ICVERIFY payment software and our CashRegister service are affected by the reluctance of merchants to modify their payment systems during the fourth calendar quarter holiday period and during the first calendar quarter accounting and auditing period. Consequently, revenues from sales of our payment software and sign-up fees for our CashRegister service are likely to be lower during these periods than the balance of the year.

     - In some cases our customers pay one-time licensing or consulting fees in connection with acquiring our payment services. The timing of the recognition of fees varies, which contributes to quarterly fluctuations in revenues. In addition, many of our distribution channels integrate our services with other electronic commerce solutions. The timing for these channels to complete the integration and deploy their solutions into their distribution channel is unpredictable.

     - Our InstaBuy service is new, and the pricing structures and timing of the recognition of revenues for this service is unpredictable at this time. In addition to these factors, as a strategic response to changes in the competitive environment, we may from time to time make pricing decisions, marketing decisions, licensing decisions or business combinations that adversely affect our revenues or increase our costs. We also anticipate that revenues may decline as customers focus their financial and technical resources on responding to year 2000 issues instead of adopting payment technologies such as our products and services. Extraordinary events such as material litigation or acquisitions also could result in fluctuations in our operating results from one reporting period to the next.

     For these reasons, period-to-period comparisons of our results of operations are not necessarily a reliable indication of future performance. Because of all of the foregoing factors, it is likely that our quarterly operating results from time to time will be below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

  WE FACE INTENSE COMPETITION.

     The payments and electronic wallet industries are new and evolving rapidly, resulting in a dynamic, competitive environment for our Payments and InstaBuy businesses. We expect competition to persist, intensify and increase in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. In addition, many of our current or potential competitors, such as Microsoft, have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to market our products and services.

     Competitive pressures have led us on occasion to reduce our prices. We expect that competition in our markets will continue to increase and may force us to reduce prices for some of our products and services. Unless we can increase our volume or reduce our costs, any such reductions would have an adverse effect on our profitability.

  WE MUST ACHIEVE MARKET ACCEPTANCE AND DEVELOP NEW PRODUCTS AND SERVICES TO ADDRESS TECHNOLOGICAL CHANGE.

     Broad acceptance of our products and services and their use in large numbers is critical to our success because a large portion of our revenues derive from one-time fees charged to customers buying our products and services. In addition, our ability to earn significant revenues from our InstaBuy service will depend in part on its acceptance by a substantial number of prominent online merchants. One obstacle to widespread market acceptance for our products and services is that widely adopted technological standards for accepting and processing payments over the Internet have not yet emerged. As a result, merchants and financial institutions have been slow to select which service to use. Until one or more dominant standards emerge, we must design, develop, test, introduce and support new services to meet changing customer needs and respond to other technological developments. Our technologies have not been accepted as standards. To be successful, we must obtain widespread acceptance of our technologies, or modify our products and services to meet whatever industry standards do ultimately develop. It is not certain that we will be able to do either.

  WE MAY EXPERIENCE SOFTWARE DEFECTS AND DEVELOPMENT DELAYS, DAMAGING CUSTOMER RELATIONS.

     Services based on sophisticated software and computing systems often encounter development delays, and the underlying software may contain undetected errors or failures when introduced or when the volume of services provided increases. We may experience delays in the development of our software products or the software and computing systems underlying our services. In addition, despite testing by us and potential customers, it is possible that our software may nevertheless contain errors, and this could have a material adverse effect on our business.

  WE MAY EXPERIENCE BREAKDOWNS IN OUR PAYMENT PROCESSING SYSTEMS, HARMING OUR BUSINESS.

     The operations of our Payment, InstaBuy and International services depend on whether we are able to protect our system from interruption by events that are beyond our control. Events that could cause system interruptions are:

     -  fire,

     -  earthquake,

     -  power loss,

     -  telecommunications failure, and

     -  unauthorized entry or other events.

     We have established two separate operations centers in Northern Virginia that provide backup support for our services. In addition, we are building out a third operations center, which we anticipate will be in operation before June 30, 1999. If one of these sites should cease operations because of a power outage, fire, or natural disaster, the others should be able to take over with only a minimal disruption in service. We have not, however, been able to test the transfer of operations under emergency conditions, and we cannot be sure that the transfer would be successful. Also, we have experienced growing transaction volumes that have from time to time stressed the capacity of our systems. There is a possibility that our existing systems may be inadequate and cause serious failures of our services. Finally, although we regularly back up data from operations, and take other measures to protect against loss of data, there is still some risk of such losses. A system outage or data loss could materially and adversely affect our business.

     Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rogue employees or similar sources of disruption. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business. Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions and insurance. However, we cannot assure you that these contractual limitations on liability would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we did sustain.

  OUR OPERATIONS AND BUSINESS COULD BE DISRUPTED OR DAMAGED IF OUR SYSTEMS AND PRODUCTS ARE NOT YEAR 2000 COMPLIANT.

     We use computer software, operating systems, and embedded processors containing programs in the development of our products and services, in the delivery of our services and in our administrative and management operations. The software we use in our products and in the delivery of our services contains, in addition to code written by our programmers, some software that we license from third parties. In addition, we rely on equipment and services provided by other vendors that are susceptible to year 2000 problems. We are reviewing the critical programs, systems and services we use (including those provided by third party vendors) to assure that they are all able to handle properly the upcoming calendar year 2000. On the basis of our work so far, we do not anticipate that the year 2000 issue will have a material effect on our business. It is, however, possible that problems will surface that have not yet been identified that will require substantial time and resources to remedy. It is also possible that we could fail to identify a problem with a resulting failure or disruption of our operations. Either eventuality could have a material adverse effect on our business.

  OUR RESULTS MAY SUFFER IF WE ARE UNABLE TO ATTRACT AND MAINTAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL.

     Our performance is substantially dependent on the performance of our executive officers and key employees. We depend on our ability to retain and motivate high quality personnel, especially our management and highly skilled development teams. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our key employees, particularly our founder and Chief Executive Officer, William N. Melton or our President and Chief Operating Officer, James J. Condon, could have a material adverse effect on us. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these employees is intense and increasing. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of us to do so would have a material adverse effect on our business.

  WE HAVE A LIMITED SALES FORCE, AND RELY ON OUR DISTRIBUTION CHANNELS, WHICH ARE NEW AND EVOLVING.

     We have only a limited number of sales and marketing employees and, therefore, we rely heavily on distribution channels for sales of our products and payment services. Because of the rapidly evolving nature of electronic commerce, we are not certain that the distribution channels with which we are working will provide an adequate distribution network for us to achieve our goals, or that we will be able to develop alternative channels.

  WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, PERMITTING COMPETITORS TO DUPLICATE OUR PRODUCTS AND SERVICES.

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology. We hold one United States patent, and have applied for several others in the United States and foreign countries. We intend to continue to file patent applications on inventions that we may make in the future. There can be no assurance that any of these patents will be granted, or that if granted such patents would survive a legal challenge to their validity, or provide meaningful levels of protection.

     We may have difficulties protecting our source code.

     The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. We generally enter into confidentiality and assignment agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar products, services or technology independently. In addition, effective copyright and trade secret protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it difficult to control the ultimate destinations of our products or services. To license our products or services, we often rely on "on-screen" licenses that are not manually signed by the end-users and, therefore, may be unenforceable under some laws.

     We may be required to engage in litigation to enforce our proprietary rights.

     Despite our efforts to protect our proprietary rights, third parties may attempt to copy aspects of our products and services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products and services is difficult, particularly in the global environment in which we operate, and the laws of other countries may afford us little or no effective protection of our intellectual property. We cannot assure you that the steps that we have taken will prevent others from misappropriating our technology or that these agreements will be enforceable.

     We may engage in litigation related to our intellectual property for a number of reasons, including to:

     -  Enforce our intellectual property rights,

     -  Protect our trade secrets,

     -  Determine the validity and scope of the proprietary rights of others, or

     -  Defend against claims of infringement or invalidity.

     This litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our business, financial condition or operating results.

     Our products and services may infringe claims of third party patents, which could adversely affect our business and profitability.

     We are aware of various patents held by independent third parties in the area of electronic payment systems. It is possible that the holders of rights under these patents could assert them against us. In fact, we have already received notices of claims of infringement of other parties' proprietary rights. We cannot assure you that our products and services are not within the scope of patents held by others, either now or in the future. If any such claims are asserted, we may seek to obtain a license under a third party's intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all. We may also decide to defend against a claim of infringement, but litigation, even if successful, is costly and may have a material adverse effect on us regardless of the eventual outcome.

     We rely in part on third party technology licenses.

     We also rely on certain technology which we license from third parties, including software which is integrated with internally developed software and used in our software to perform key functions. We cannot assure you that third party technology licenses will continue to be available to us on commercially reasonable terms or at all. The loss of or inability to maintain any of these technology licenses could result in delays in introduction of our services, which could have a material adverse effect on our business, financial condition or operating results.

  WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH MAY CHANGE AND HARM OUR BUSINESS.

     Our operations are subject to various state and federal regulations. Because electronic commerce in general, and most of our products and services in particular, are so new, the application of many of these regulations is uncertain and difficult to interpret. The agencies responsible for the interpretation and enforcement of these regulations could amend those regulations or issue new interpretations of existing regulations. It is also possible that new legislation may be passed that imposes additional burdens. Any such change could lead to increased operating costs and could also reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance. It is possible that new laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services and increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition or operating results.

  WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS.

     We believe that our available cash resources combined with funds from operations will be sufficient to meet our working capital and capital expenditure requirements until our cash flow from operations turns positive. If this belief should prove mistaken, we may be required to raise additional funds. Alternatively, we may decide to raise additional funds in order to expand operations, finance acquisitions or to finance other activities we decide may be beneficial to our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of record will be reduced, and stockholders may experience additional dilution. It is also possible that new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Moreover, we cannot assure you that additional financing will be available if we should need it. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on our business, financial condition or operating results.

  WE HAVE INTERNATIONAL OPERATIONS, AND CHANGES IN THESE MARKETS MAY UNDERMINE OUR BUSINESS OBJECTIVES.

     A component of our strategy is to expand our operations into international markets. We have created joint ventures in Japan and Germany and have arranged with Barclays Bank for the delivery of certain of our services in the United Kingdom. The majority of our revenues in 1997 were derived from licensing fees and customization work charged to these joint ventures and foreign strategic allies. In 1998, only 13% of our revenues derived from these activities. We anticipate that revenues derived from customization work and initial licensing fees from these international operations will continue to decline over time. We also have subsidiaries in the United Kingdom and Germany to customize and market our products in Europe. The deployment of our products and services through our joint ventures, alliances and subsidiaries in Japan and Europe is at an early stage, and revenues have so far have been small. We do not know if our products and services will be commercially successful in these markets, or will generate significant revenues for our business.

  WE MAY BE UNABLE TO SUCCESSFULLY ACQUIRE NEW BUSINESSES, PRODUCTS OR TECHNOLOGIES NEEDED TO EFFECTIVELY COMPETE, OR TO MAKE THESE ACQUISITIONS PROFITABLE ONCE ACQUIRED.

     As our business evolves, we may acquire complementary products, technologies, and businesses. Any significant acquisition would entail a risk that we would not be successful in integrating and operating the acquired business, product or technology. A failure to do so could have a material adverse effect on us.

  OUR STOCK PRICE IS VOLATILE.

     The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

     -  quarterly variations in operating results,

     - variances of our quarterly results of operations from securities analyst estimates,

     - announcements of technological innovations, new products, acquisitions, capital commitments or strategic alliances by CyberCash or our competitors,

     - changes in financial estimates and recommendations by securities analysts,

     - the operating and stock price performance of other companies that investors may deem comparable to us, and

     -  news reports relating to trends in our markets.

     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. If we were to become the target of this kind of litigation, the cost in dollars and management attention could be substantial, and the diversion of management's attention and resources could have a material adverse affect on our business.

  EFFECTING A CHANGE OF CONTROL OF CYBERCASH WOULD BE DIFFICULT, WHICH MAY DISCOURAGE OFFERS FOR SHARES OF OUR COMMON STOCK AND DEPRESS THE VALUE OF OUR COMMON STOCK.

     Our certificate of incorporation authorizes our board of directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. We also have a stockholders rights plan. It provides for the issuance of rights if an acquiror purchases 15 percent or more of our common stock without the approval of our board of directors. The rights plan may have the effect of delaying, deterring, or preventing changes in control or management of CyberCash, which may discourage potential acquirors who otherwise might wish to acquire CyberCash without the consent of our board of directors. The certificate of incorporation provides for staggered terms for members of CyberCash's board of directors. Certain provisions of our bylaws, the issuance of preferred stock, certain provisions in the certificate of incorporation, the staggered board of directors as well as applicable provisions of Delaware law could have a depressive effect on our stock price or discourage a hostile bid in which stockholders could receive a premium for their shares. In addition, these provisions could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock, or delay, prevent or deter a merger, acquisition, tender offer or proxy contest for us.

  THE COMMON STOCK WE ARE COMMITTED TO SELL AND MAY SELL IN THE FUTURE WILL INCREASE THE AMOUNT OF OUR COMMON STOCK ON THE PUBLIC MARKET, CAUSING OUR STOCK PRICE TO DECLINE.

     As of March 19, 1999, there were no issued or outstanding shares of preferred stock. As of March 19, 1999, we had granted warrants, investment options and stock options to acquire an aggregate of 6,749,933 shares of our common stock. In addition, we have made firm commitments to issue 304,878 shares of our common stock and an equal number of warrants to acquire 228,659 shares of our common stock for $5 million. We granted these securities and entered into these commitments in connection with acquiring technologies, raising capital in private placement transactions, entering into strategic alliances and providing incentives to employees, consultants and non-employee directors under our stock option plans. The issuance of preferred stock, or sales in the public market of substantial amounts of shares acquired upon exercise of the foregoing warrants and options, or the prospect of such sales, could adversely affect the market price of our common stock.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information concerning CyberCash's executive officers and key employees as of March 19, 1999:

NAME                                   AGE    POSITION
----                                   ---    --------
William N. Melton....................  56     Chairman and Chief Executive Officer
James J. Condon......................  42     President, Chief Financial Officer and Chief Operating
                                              Officer
Bruce G. Wilson......................  51     Executive Vice President, International Operations
Denis Yaro...........................  45     Executive Vice President, InstaBuy Service
Nancy C. Goldberg....................  40     Senior Vice President, Payments
Thomas P. Costello...................  50     Senior Vice President, Development
Kenneth E. Perez.....................  38     Senior Vice President, Marketing
Russell B. Stevenson, Jr.............  57     Senior Vice President, General Counsel and Secretary

     William N. Melton, a founder of CyberCash, has served as a member of its board of directors and as its chief executive officer since its inception in August 1994. He also served as CyberCash's president until January 1999. Mr. Melton founded VeriFone, Inc., a transaction automation company, in 1981 and was a director of VeriFone from 1981 until 1996, and served as its chairman of the board from 1986 until 1992. Mr. Melton was a founding investor of Transaction Network Services, Inc., a transaction network communications company, and continues to serve on its board of directors. Mr. Melton also serves as a director of America Online, Inc.

     James J. Condon, has served as CyberCash's chief financial officer since March 1997, as its chief operating officer since March 1998 and as its president since January 1999. Before joining CyberCash, Mr. Condon was director of performance improvement for the information, communications and entertainment industries at KPMG Peat Marwick. From 1991 to 1995, he was corporate vice president for financial planning and administration, and before that vice president of operations, in the customer support and development divisions of Legent Corporation. Mr. Condon serves as a director of Solutions Consulting, a privately held company that consults to software companies about electronic commerce and supply-chain management issues.

     Bruce G. Wilson, a founder of CyberCash, has served in various capacities since the company's inception and, since May 1996, as its executive vice president for International Operations. Before joining CyberCash, Mr. Wilson held a number of executive positions at NYNEX, a telecommunications company, including as vice president for electronic funds transfer systems of NYNEX's Information Solutions Group and vice president for sales and marketing of NYNEX's Computer Services Group. Mr. Wilson is chairman of the board of directors of the Electronic Funds Transfer Association. He helped establish the EFTA's Prepaid Card (Smart Card) special interest group, of which he currently is a member.

     Denis Yaro has served as executive vice president running CyberCash's InstaBuy business since June 1998. He joined CyberCash in January 1996 as vice president for product development. Mr. Yaro served as executive vice president for development before taking on his present responsibilities. Before joining CyberCash, Mr. Yaro was vice president and general manager of Enterprise Management Products at SunSoft and vice president and general manager of SunConnect, both business units of Sun Microsystems, Inc.

     Nancy C. Goldberg has served as CyberCash's senior vice president responsible for the Payments business since October 1998. She joined CyberCash in January 1998 as vice president for Internet Billing and Payment Services. Before joining CyberCash, Ms. Goldberg was market director for financial services at Proxicom, Inc., an Internet software developer, from October 1997 to January 1998; chief executive officer and a co-founder of Verb, inc., a developer of relational database-driven software, from 1994 to 1997; and a vice president for Prudential Home Mortgage from 1991 to 1994, where she was responsible for all applications systems. Before 1991, Ms Goldberg consulted with the financial services industry group of Anderson Consulting.

     Thomas P. Costello has served as CyberCash's senior vice president for development since June 1998. From 1990 to May 1998, Mr. Costello was senior vice president for research and development at INTERSOLV, Inc., a maker of software development tools. Before joining INTERSOLV, Mr. Costello served as president and chief executive officer of Mergent International, Inc., a software company he co-founded to develop and market personal computer security products. Mr. Costello serves as a director of Trigent Software, Ltd., a firm that performs year 2000 remediation and assessment services.

     Kenneth E. Perez has served as senior vice president for marketing since November 1998. Before joining CyberCash, Mr. Perez held a variety of positions within the Hewlett-Packard Company, including director of business development for its Extended Enterprise Business Unit from June 1997; Worldwide Financial Operations Manager for the Channel Products Support Division from December 1996 to May 1997; and Finance Department Supervisor for the Commercial Systems Division from 1992 to November 1996.

     Russell B. Stevenson, Jr. has served as general counsel and secretary of CyberCash since April 1996 and as senior vice president since December 1997. Before joining the company, Mr. Stevenson was a partner in the law firm of Ballard Spahr Andrews & Ingersoll from 1993 to 1996 and a partner in Pepper Hamilton & Scheetz from 1989 to 1993.

ITEM 2. PROPERTIES

     The Company leases its principal facilities totaling approximately 44,000 sq. ft. in Reston, Virginia, and approximately 25,000 sq. ft. in Oakland, California together with smaller facilities in Tennessee, New York, Ohio, London, England, Munich, Germany, Hong Kong and Bangalore, India. Leases on 3,297 sq. ft. in the Reston, Virginia space expire in April 1999; with 7,740 sq. ft. expiring in December 2000 and 5,642 sq. ft. expiring in June 2001; 1,040 sq. ft. expiring in January 2002 and 25,926 sq. ft. expiring in March 2003. The leases for the Oakland, California space expires in June 1999. The Company paid fees of $65,000 to terminate these leases before their scheduled expiration dates. The Company has entered into a new lease for office space of approximately 25,000 sq. feet in the Oakland, California area, which it expects to occupy beginning in May 1999. The Company believes that its existing Reston, Virginia and new Oakland, California facilities will be adequate through at least 1999 and that sufficient additional space will be available thereafter as needed on terms acceptable to the Company.

     The Company's processing facilities are presently located at the Company's Reston, Virginia corporate headquarters and at an offsite back-up data center, also located in Reston, Virginia. We are building out a 10,000 sq. ft. facility for a third operations center, which we currently anticipate will be in operation before June 30, 1999. Payment system processing is done on redundant systems with frequent data backups. The system is physically housed in secured, climate-controlled rooms. These geographically redundant systems protect against system outage due to regional natural disasters or system failures, such as power outages or telephone system failures. The Company's systems are capable of uninterrupted operation despite the loss of power grid connections. The system presently has the capacity to process a substantially greater volume of transactions than are currently being received. The Company has three separately routed telecommunications links to the Internet.

ITEM 3. LEGAL PROCEEDINGS

     On June 30, 1998, we implemented a shareholder rights plan. Under the shareholder rights plan as originally adopted, outstanding rights could only be redeemed by "continuing directors" upon any person or group acquiring 15% or more of the outstanding CyberCash common stock. The term "continuing directors" was generally defined to mean directors who were members of the board at the time the plan was adopted and any other person who subsequently became a member of the board if a majority of the continuing directors had recommended or approved that person's nomination for election to the board. A lawsuit was brought on August 13, 1998 against CyberCash, its board of directors and James
J. Condon, as CyberCash's Chief Financial Officer. The suit claims that the "continuing director" provision of the plan violated Delaware law, and sought injunctive relief and unspecified damages. We entered into a settlement agreement with the law firm representing the plaintiffs in this lawsuit, which did not have material impact on our financial statements. We amended the plan on December 11, 1998 as part of that settlement by eliminating provisions that require certain actions to be taken only by these "continuing directors." We understand that the law firm representing the plaintiffs has filed several similar suits against other companies that have similar provisions in their shareholder rights plans. We believe that the rights plan as originally adopted, including the provisions related to "continuing directors", was in compliance with Delaware law. Nevertheless, to avoid the expense and distraction of protracted litigation, we agreed to amend the shareholder rights plan to eliminate the "continuing director" provisions. A hearing is scheduled for April 6, 1999 before the Chancery Court of Delaware to consider and approve the proposed settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     CyberCash's common stock is traded on the Nasdaq National Market under the symbol "CYCH". The following table sets forth the high and low sales prices for our common stock for the indicated periods during 1998, 1997 and 1996, as reported by the Nasdaq National Market. We completed our initial public offering in February 1996 at a price of $17.00 per share. On March 19, 1999, the closing price of our common stock as reported by the Nasdaq National Market was $14.4375 per share. As of March 19, 1999, there were 367 holders of record of the common stock.

                                                                    SALES PRICES
                                                                     PER SHARE
                                                                --------------------
                                                                  HIGH        LOW
                                                                --------    --------
1996
February 15, 1996 to March 31, 1996.........................    $ 64.50     $     24.50
Second Quarter..............................................      64.75           28.75
Third Quarter...............................................      54.75           23.50
Fourth Quarter..............................................      40.50           20.75
1997
First Quarter...............................................    $ 23.25     $     12.75
Second Quarter..............................................      18.00           10.75
Third Quarter...............................................      23.25           11.50
Fourth Quarter..............................................      23.25           12.25
1998
First Quarter...............................................    $ 17.0625   $     10.4375
Second Quarter..............................................      26.875          12.1875
Third Quarter...............................................      14.50            7.625
Fourth Quarter..............................................      22.125           6.25

     We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     Note 7 "Stockholders' Equity", Note 8 "First USA Warrants" and Note 16 "Events Subsequent to the Date of the Auditors Report (unaudited)" to the Company's Consolidated Financial Statements, which are incorporated by this reference into this Item 5, contain information concerning securities of the Company that it sold during the three years ended March 19, 1999 which have not been registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following consolidated statements of operations data for five years in the period ended December 31, 1998 and the following consolidated balance sheet data at December 31, 1998, 1997, 1996 1995 and 1994 should be read in conjunction with the Consolidated Financial Statements of the CyberCash and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical operating results are not necessarily indicative of future operating results.

                                                                                                                 PERIOD FROM
                                                                                                                  AUGUST 29,
                                                                                                                     1994
                                                                     YEAR ENDED DECEMBER 31,                    (INCEPTION) TO
                                                    ---------------------------------------------------------    DECEMBER 31,
                                                        1998           1997           1996           1995            1994
                                                    ------------   ------------   ------------   ------------   --------------
STATEMENTS OF OPERATIONS DATA:
Revenues..........................................  $ 12,587,603   $  4,487,173   $    127,439   $         --     $        --
Cost of revenues..................................     7,775,359      3,658,196      2,207,725             --              --
                                                    ------------   ------------   ------------   ------------     -----------
Gross profit (loss)...............................     4,812,244        828,977     (2,080,286)            --              --
Costs and expenses:
  Research and development........................     9,029,483      9,655,885     12,692,431      5,648,052         920,951
  Sales and marketing.............................    14,599,418      9,603,299      9,414,656      1,772,365          56,200
  General and administrative......................     7,168,740      5,840,100      4,564,644      2,728,673         190,627
  Amortization of intangible assets...............     5,164,056             --             --             --              --
  Restructuring charges...........................       608,755        344,242             --             --              --
  Write-off of NetBill technology license.........            --      2,162,500             --             --              --
                                                    ------------   ------------   ------------   ------------     -----------
Loss from operations..............................   (31,758,208)   (26,777,049)   (28,752,017)   (10,149,090)     (1,167,778)
Interest income and expense.......................       915,040      1,460,568      2,197,276        142,895          14,284
Loss from investments in affiliates...............      (101,280)      (905,429)            --             --              --
                                                    ------------   ------------   ------------   ------------     -----------
Net loss..........................................  $(30,944,448)  $(26,221,910)  $(26,554,741)  $(10,006,195)    $(1,153,494)
Net loss available to common stockholders.........  $(31,667,512)  $(26,504,649)  $(26,554,741)  $(10,006,195)    $(1,153,494)
                                                    ============   ============   ============   ============     ===========
Basic and diluted loss per share..................  $      (2.15)  $      (2.43)  $      (2.77)  $      (6.90)    $     (0.80)
                                                    ============   ============   ============   ============     ===========
Weighted average shares outstanding...............    14,707,723     10,898,036      9,585,418      1,450,000       1,450,000
                                                    ============   ============   ============   ============     ===========

                                                                                  DECEMBER 31,
                                                    ------------------------------------------------------------------------
                                                        1998           1997           1996           1995           1994
                                                    ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Working capital...................................  $ 10,781,597   $ 24,035,699   $ 31,842,308   $  3,421,115   $ 1,105,093
Total assets......................................    93,324,471     31,359,274     41,050,081      7,386,224     1,719,014
Total liabilities.................................     5,730,266      1,752,946      2,940,595      2,273,022       378,991
Redeemable convertible preferred stock............            --     13,013,772             --     16,094,692     2,366,667
Accumulated Deficit...............................   (94,880,788)   (63,936,340)   (37,714,430)   (11,159,689)   (1,153,494)
Stockholders' equity (deficit)....................    87,594,205     16,592,556     38,109,486    (10,981,490)   (1,026,644)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Investors should read the following discussion in conjunction with the accompanying consolidated financial statements and the notes thereto. Our reported results for 1998, and the relationship between those results and the results for prior years, are not necessarily indicative of our results in the future. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements other than statements of historical fact made in this discussion and throughout this Annual Report on Form 10-K are forward looking. Our actual results could differ significantly from the results discussed in these forward-looking statements.

     In particular, the statements regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. The following discussion and the section entitled "Risk Factors" in Item 1 of this Annual Report on Form 10-K describe some, but not all, of the factors that could cause these differences.

OVERVIEW

     Our future operating performance will depend in large part on:

     - the rate of growth of electronic commerce,

     - our success at delivering products and services that meet market demands,

     - our ability to maintain and expand our distribution channels,

     - in the case of our new InstaBuy service, on our ability to form additional alliances with banks and other financial institutions,

     - strategic decisions by major participants in the industry,

     - competitive pricing pressures,

     - legal and regulatory developments, and

     - general economic conditions.

Moreover, the market for electronic payment services is still new and changing rapidly. We are not certain that our product and service offerings will find the widespread market acceptance required to support our level of investment in these offerings. Our revenue expectations have been based partly on expectations of future demand rather than on actual experience. Most of our efforts before 1998 were devoted to business development and marketing in preparation for, and anticipation of, the growth in electronic commerce. Largely, as a result of the expenses associated with these efforts, our operating expenses increased each quarter through the end of 1996, but they remained constant at approximately $7.5 million for the five quarters ended March 31, 1998. We continued our preparations in 1998, making significant investments to expand our technological infrastructure to support the growth of our payment service and InstaBuy service offerings. We also increased our marketing and sales expenditures, as we concentrate on expanding our merchant base and deploying the InstaBuy service.

     On April 30, 1998, we completed our acquisition of ICVerify, Inc., a company that develops and markets payment systems software, for $16,250,000 in cash, 2,300,000 shares of our common stock valued at $20.50 on April 30, 1998, the conversion of outstanding vested and unvested stock options under ICVerify's 1995 Employee Stock Option Plan into stock options exercisable under the CyberCash 1995 Employee Stock Option Plan for $7.0 million and transaction costs of approximately $279,000. Our operating expenses increased to approximately $12.5 million for the last three quarters of 1998, largely as a result of consolidating ICVerify's operating results with ours. We expect to maintain our operating expenses at approximately this level for the foreseeable future. Although our research and development expenses fell slightly in 1998 from 1997, we expect research and development expenses will increase slightly as we continue to develop new products, services and enhancements to our existing technology.

     During 1997 and 1998, we continued our efforts to establish a strong market position and to lay the foundations for growth in recurring revenues as electronic commerce increases. In 1998, we reduced our reliance on revenues generated by development work performed for strategic allies or joint venture partners. We do not expect revenues from this kind of development work will be a significant portion of our overall revenue in the future.

     Electronic commerce appears to have become established, and promises to continue to grow rapidly. In this environment, our success will depend largely on our ability to continue to compete successfully in our established Payments business, establish our Agile Wallet and the InstaBuy service, develop our new products and services and market them successfully in a market that is becoming increasingly competitive.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  REVENUES

     Our revenues for the year ended December 31, 1998 were $12,588,000 compared to $4,487,000 for the year ended December 31, 1997. During 1998, we generated approximately 82% of these revenues from our Payments business, 5% from our InstaBuy program and 13% from International. In contrast, the majority of our revenues in 1997 derived from licensing our Internet payment technology and fees for development work associated with these licensing activities. We grew our revenue stream from our credit payment services by approximately 35% from 1997. This growth resulted in part from increasing our base of merchant customers by approximately 150% and in part from implementing a new fee structure, under which we charge merchants a set-up and monthly service fee in addition to transaction fees. Of the total revenues from our Payments business, approximately 35% derived from set-up fees for our payment services and one-time perpetual license fees from the sale of our software products.

     Our revenues from both software sales and payment service set-up fees are subject to some seasonal variation. During the busy year-end holiday season, merchants tend to focus their attention on selling, making them reluctant to modify their payment systems. As a result, sales of payment software and services are slower during that period. During the last half of 1998, revenues from sales of our software products constituted approximately 50% of our total revenues. We anticipate that revenues from sales of our payment software will continue to represent a substantial portion of our total revenue for the foreseeable future even though the market for Internet payment services is likely to grow faster than the market for software payment products. As Internet commerce continues to grow, we expect revenues from our payment services to grow also, but the rate of this growth is likely to be slower due to substantial increases in competition in our market. Competitive pressures have both affected our market share and exerted downward pressure on prices for our payment services. We also expect our sales of payment software to continue to grow, but at a rate more consistent with growth of commerce in the physical "brick and mortar" world than that of commerce on the Internet.

     For the foreseeable future, a significant factor in the growth of our revenues will be the success of our Agile Wallet technology and InstaBuy service. We entered into an agreement in October 1998 to operate the service for First USA Bank, the first financial institution to brand our Agile Wallet user interface to its specifications and pay us to customize and operate the service for it. Revenues from First USA and other financial institutions for issuing branded Agile Wallets could be significant in 1999 and subsequent years. However, because the program is new and untested in the marketplace, we cannot predict with any confidence the amount of these revenues, the rate of revenue growth, or whether, in fact, we will succeed in generating revenues from any financial institution other than First USA Bank.

     The long-term success of the InstaBuy service not only depends on our ability to get other large financial institutions to sponsor and promote the InstaBuy service but on consumers, Internet merchants, portals, online communities and shopping aggregators. Because of the time it will take to enroll significant numbers of merchants, and because of concessionary introductory pricing arrangements, we do not anticipate generating significant revenues from merchants in 1999.

  OPERATING EXPENSES

     Cost of Revenues. Cost of revenues consist primarily of the cost of operations to provide transaction processing, customer service and the software and hardware components for our software products. Cost of revenues increased by $4,117,000 from $3,658,000 for the year ended December 31, 1997 to $7,775,000 for the year ended December 31, 1998 primarily as a result of costs incurred to produce and distribute our software products, increasing the size of our customer service and network operations staffs and expanding our technological infrastructure with investments in computers, networking systems and telecommunications equipment to support growing transactions volumes for our service offerings.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of our service and product offerings and technologies.

Research and development expenses decreased $627,000 from $9,656,000 for the year ended December 31, 1997 to $9,029,000 for the year ended December 31, 1998. This decrease was primarily due to our ability to shift portions of our U.S.-based research and development efforts to our Bangalore, India development subsidiary, where the cost of labor is less expensive. We plan to continue to make significant investments in research and development. To date, all of our software development costs have been expensed as incurred. We will continue to expense similar costs until we can demonstrate that we may realize future benefits from costs incurred to develop our software.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $4,997,000 from $9,603,000 for the year ended December 31, 1997 to $14,599,000 for the year ended December 31, 1998. A large portion of 1998 and 1997 sales and marketing expense was related to raising brand awareness of CyberCash through television and magazine advertisements. In addition, during 1998, we almost tripled the size of our direct sales force primarily through the acquisition of ICVerify. We expect our sales and marketing expenses to increase as we promote our InstaBuy and Payment offerings.

     General and Administrative. General and administrative expenses consist primarily of compensation expense for management and support personnel and fees for professional services and other expenses not associated with our general management and administration and not attributable to a particular source of revenue, or type of expense. General and administrative expenses increased $1,329,000 from $5,840,000 for the year ended December 31, 1997 to $7,169,000 for the year ended December 31, 1998. This increase primarily reflects an increase in employees during 1998 as a result of acquiring of ICVerify and internal growth. We anticipate that our general and administrative expenses will continue to be significant as we continue to develop and expand our operations.

     Amortization of Intangibles. We accounted for the acquisition of ICVerify as a purchase. Accordingly, we allocated the purchase price to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the purchase price, we allocated $400,000 to ICVerify's net assets, and the remainder to intangible assets. Intangible assets are being amortized using the straight-line method over their estimated useful lives. During 1998, the Company had $5,164,000 in amortization expense.

     Restructuring Charges. We routinely evaluate and realign our organizational structure in order to respond appropriately to the ever-changing electronic commerce market space and to take advantage of cost-reduction opportunities related to acquisitions. During 1998 and 1997, we recorded restructuring charges of $609,000 and $344,000, respectively, as a result.

     Acquisition of NetBill Technology License. In 1997, we entered into a technology licensing agreement with Carnegie Mellon University ("CMU") whereby we acquired the exclusive worldwide rights to CMU's NetBill technology for use in network-based electronic commerce. Due to the uncertainty associated with the realizability of the license acquired, we recorded a non-cash charge to operations of $2,163,000 during 1997 for the cost of this license.

     Interest Income. Interest income decreased $546,000 from $1,461,000 for the year ended December 31, 1997 to $915,000 for the year ended December 31, 1998. We funded the acquisition of ICVerify and operating activities out of cash generated from the Company's private placements in 1998.

     Loss from Investments in Affiliates. For the years ended December 31, 1998 and 1997, we recognized losses of $101,000 and $905,000, respectively, related to our share of the net losses of our affiliates.

  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, we had cash, cash equivalents and short-term investments of $10,903,000 compared to $22,002,000 at December 31, 1997. The decrease of $11,099,000 was a result of a net loss of $30,944,000 which was offset primarily by non-cash expenses of $8,938,000 for depreciation, amortization, provision for doubtful accounts, and losses from investments in affiliates and disposal of property and equipment. In addition, we had cash outflows for acquisitions and investments in affiliates of $15,693,000, capital expenditures of $7,470,000 and investments in other long-term assets of $1,500,000. These cash outflows were offset by proceeds from private placements during 1998 which resulted in net cash proceeds of $33,062,000; cash provided by the sale of short-term investments of $8,780,000; operating activities and the effect of exchange rates of $855,000; and cash provided from a receivable from the sale of common stock of $559,000 and the sale of CyberCash common stock through the Employee Stock Purchase Plan and the exercise of stock options for a total price of $1,093,000.

     We currently anticipate that our current available cash resources, including the $10 million in private placement funds received in January 1999 and an additional $5 million in private placement funds, subject to a firm commitment, combined with future cash flows from operations will be sufficient to meet our presently anticipated cash needs, including our working capital requirements for at least twelve to fifteen months. Thereafter, we may need to raise additional funds.

     We may need to raise additional funds sooner than anticipated in order to:

     - fund more rapid expansion,

     - develop new or enhanced services,

     - respond to competitive pressures or

     - acquire complementary businesses or technologies.

     If we do raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders will be reduced, stockholders may experience additional dilution, or equity securities issued may have rights, preferences or privileges senior to those of common stockholders. We cannot assure you that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on our business, financial condition or operating results. See "Business -- Risk Factors." The common stock we are committed to sell and may sell in the future will increase the amount of our common stock on the public market, which could cause our stock price to decline.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  REVENUES

     CyberCash's revenues for the year ended December 31, 1997 were $4,487,000 compared to $127,000 for the year ended December 31, 1996. During 1997, the majority of our revenues derived from licensing our technology and from fees for development work associated with licensing activities.

  OPERATING EXPENSES

     Cost of Revenues. Cost of revenues consist primarily of labor costs for providing development work associated with licensing activities and the cost of operations to provide transaction processing and customer support. Cost of revenues increased $1,450,000 from $2,208,000 for the year ended December 31, 1996 to $3,658,000 for the year ended December 31, 1997 primarily as a result of increased revenues for the year ended December 31, 1997 from development associated with licensing activities.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of CyberCash's services and technologies. Research and development expenses decreased $3,036,000 from $12,692,000 for the year ended December 31, 1996 to $9,656,000 for the year ended December 31, 1997. This decrease was primarily due to our ability to receive development contracts in 1997 from strategic alliances and joint venture partners to finance a portion of our development work. In addition, we shifted much of our research and development efforts to our Bangalore, India facility, resulting in a significant cost savings.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $188,000 from $9,415,000 for the year ended December 31, 1996 to $9,603,000 for the year ended December 31, 1997. A large portion of 1997 sales and marketing expense was related to raising brand awareness of through television and magazine advertisements.

     General and Administrative. General and administrative expenses consist primarily of compensation expense and fees for professional services and other expenses associated with the general management and administration of CyberCash. General and administrative expenses increased $1,619,000 from $4,565,000 for the year ended December 31, 1996 to $6,184,000 for the year ended December 31, 1997. This increase primarily reflects an increase in depreciation, and in professional fees related to international joint ventures and strategic alliances.

     Acquisition of Technology License. On March 21, 1997, entered into a technology licensing agreement with Carnegie-Mellon University whereby CyberCash acquired the exclusive worldwide rights to technology for use in network-based electronic commerce. In accordance with the CyberCash's research and development policy, we recorded a non-cash charge to operations of $2,163,000 during the three months ended March 31, 1997, for the fair value of the common stock and warrants issued in the acquisition of the technology license.

     Interest Income. Interest income decreased $736,000 from $2,197,000 for the year ended December 31, 1996 to $1,461,000 for the year ended December 31, 1997. CyberCash funded operating activities out of cash generated from its initial public offering and concurrent private placement on February 15, 1996 and private placement August 5, 1997.

     Loss from Investments in Affiliates. For the year ended December 31, 1997, CyberCash recognized a $905,000 loss related to its share of net losses of its investments in affiliates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
CyberCash, Inc.

     We have audited the accompanying consolidated balance sheets of CyberCash, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberCash, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Vienna, Virginia
January 26, 1999

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $10,902,532   $13,222,234
  Short-term investments....................................           --     8,779,773
  Restricted cash...........................................      347,733       263,132
  Accounts receivable, net of allowance of $1,050,835 at
     December 31, 1998......................................    4,661,574     2,706,776
  Prepaid expenses and other current assets.................      600,024       816,730
                                                              -----------   -----------
     Total current assets...................................   16,511,863    25,788,645
Property and equipment, net.................................    9,050,162     4,671,350
Investment in affiliates....................................      242,947       342,155
Other long-term assets......................................    2,346,184       557,124
Goodwill and other intangibles, net.........................   65,173,315            --
                                                              -----------   -----------
     Total assets...........................................  $93,324,471   $31,359,274
                                                              ===========   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,474,155   $   801,252
  Accrued employee benefits.................................    1,432,060       474,942
  Other accrued expenses....................................      853,268       266,946
  Deferred revenue..........................................      970,783       209,806
                                                              -----------   -----------
     Total current liabilities..............................    5,730,266     1,752,946
Commitments
  Series C redeemable convertible Preferred Stock, $.001 par value; 15,000 shares designated and issued, 13,500
     shares outstanding at December 31, 1997................           --    13,013,772
Stockholders' equity:
  Common Stock, $.001 par value; 25,000,000 shares
     authorized, 19,129,722 shares issued and 19,109,722
     shares outstanding as of December 31, 1998 and
     11,075,246 shares issued and 11,055,246 shares
     outstanding as of December 31, 1997....................       19,130        11,075
  Additional paid-in capital................................  183,265,162    81,896,532
  Accumulated deficit.......................................  (94,880,788)  (63,936,340)
  Treasury stock, 20,000 shares at cost.....................     (120,000)     (120,000)
  Receivable from sale of Common Stock......................     (267,724)     (803,338)
  Accumulated other comprehensive income....................     (420,750)     (332,288)
  Unearned compensatory stock options.......................         (825)     (123,085)
                                                              -----------   -----------
     Total stockholders' equity.............................   87,594,205    16,592,556
                                                              -----------   -----------
     Total liabilities and stockholders' equity.............  $93,324,471   $31,359,274
                                                              ===========   ===========

                See notes to consolidated financial statements.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
Revenues:
  Product sales......................................  $  6,478,191   $         --   $         --
  Service offerings..................................     6,109,412      4,487,173        127,439
                                                       ------------   ------------   ------------
     Total revenues..................................    12,587,603      4,487,173        127,439
Cost of revenues:
  Product sales......................................     1,738,963             --             --
  Service offerings..................................     6,036,396      3,658,196      2,207,725
                                                       ------------   ------------   ------------
     Total cost of revenues..........................     7,775,359      3,658,196      2,207,725
Gross profit (loss)..................................     4,812,244        828,977     (2,080,286)
Costs and expenses:
  Research and development...........................     9,029,483      9,655,885     12,692,431
  Sales and marketing................................    14,599,418      9,603,299      9,414,656
  General and administrative.........................     7,168,740      5,840,100      4,564,644
  Amortization of intangibles........................     5,164,056             --             --
  Restructuring charges..............................       608,755        344,242             --
  Write-off of NetBill technology license............            --      2,162,500             --
                                                       ------------   ------------   ------------
Loss from operations.................................   (31,758,208)   (26,777,049)   (28,752,017)
Interest income and expense..........................       915,040      1,460,568      2,197,276
Loss from investments in affiliates..................      (101,280)      (905,429)            --
                                                       ------------   ------------   ------------
Net loss.............................................  $(30,944,448)  $(26,221,910)  $(26,554,741)
                                                       ============   ============   ============
Basic and diluted loss per share.....................  $      (2.15)  $      (2.43)  $      (2.77)
                                                       ============   ============   ============

                See notes to consolidated financial statements.

                                CYBERCASH, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             RECEIVABLE
                                                                                                FROM        ACCUMULATED
                                COMMON STOCK        ADDITIONAL                                 SALE OF         OTHER
                            --------------------     PAID-IN      ACCUMULATED    TREASURY      COMMON      COMPREHENSIVE
                              SHARES     AMOUNT      CAPITAL        DEFICIT        STOCK        STOCK         INCOME
                            ----------   -------   ------------   ------------   ---------   -----------   -------------
Balance at December 31,
 1995.....................   2,062,500   $ 2,063   $  1,981,843   $(11,159,689)  $      --   $(1,156,908)    $      --
Initial public offering
 and concurrent private
 placement, net of
 expenses.................   3,736,540     3,737     58,270,385             --          --            --            --
Common Stock issued in
 connection with
 conversion of Series A
 and B Preferred Stock....   4,700,000     4,700     15,999,083             --          --            --            --
Common Stock issued in
 connection with the
 exercise and subsequent
 conversion of Series B
 Preferred Stock
 warrants.................     128,342       128         90,781             --          --            --            --
Exercise of Common Stock
 options..................      81,431        82        386,887             --          --            --            --
Common Stock issued in
 connection with Employee
 Stock Purchase Plan......      23,449        22        338,815             --          --            --            --
Treasury stock received in
 satisfaction of
 receivable from sale of
 Common Stock.............          --        --             --             --    (120,000)           --            --
Repayment of receivable
 from sale of Common
 Stock....................          --        --             --             --          --       398,070            --
Accrued interest on
 receivable from sale of
 Common Stock.............          --        --             --             --          --       (61,395)           --
Compensation expense in
 connection with stock
 options..................          --        --        133,668             --          --            --            --
Amortization of deferred
 compensation.............          --        --             --             --          --            --            --
Comprehensive Income
 Net loss.................          --        --             --    (26,554,741)         --            --            --
 Foreign currency
   translation
   adjustment.............          --        --             --             --          --            --       (87,569)
 Comprehensive income.....
                            ----------   -------   ------------   ------------   ---------   -----------     ---------
Balance at December 31,
 1996.....................  10,732,262    10,732     77,201,462    (37,714,430)   (120,000)     (820,233)      (87,569)
                            ==========   =======   ============   ============   =========   ===========     =========


                              UNEARNED
                            COMPENSATORY      TOTAL
                               STOCK          EQUITY
                              OPTIONS       (DEFICIT)
                            ------------   ------------
Balance at December 31,
 1995.....................   $(648,799)    $(10,981,490)
Initial public offering
 and concurrent private
 placement, net of
 expenses.................          --       58,274,122
Common Stock issued in
 connection with
 conversion of Series A
 and B Preferred Stock....          --       16,003,783
Common Stock issued in
 connection with the
 exercise and subsequent
 conversion of Series B
 Preferred Stock
 warrants.................          --           90,909
Exercise of Common Stock
 options..................          --          386,969
Common Stock issued in
 connection with Employee
 Stock Purchase Plan......          --          338,837
Treasury stock received in
 satisfaction of
 receivable from sale of
 Common Stock.............          --         (120,000)
Repayment of receivable
 from sale of Common
 Stock....................          --          398,070
Accrued interest on
 receivable from sale of
 Common Stock.............          --          (61,395)
Compensation expense in
 connection with stock
 options..................          --          133,668
Amortization of deferred
 compensation.............     288,323          288,323
Comprehensive Income
 Net loss.................          --      (26,554,741)
 Foreign currency
   translation
   adjustment.............          --          (87,569)
                                           ------------
 Comprehensive income.....                  (26,642,310)
                             ---------     ------------
Balance at December 31,
 1996.....................    (360,476)      38,109,486
                             =========     ============

                                CYBERCASH, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                                                             RECEIVABLE
                                                                                                FROM        ACCUMULATED
                                COMMON STOCK        ADDITIONAL                                 SALE OF         OTHER
                            --------------------     PAID-IN      ACCUMULATED    TREASURY      COMMON      COMPREHENSIVE
                              SHARES     AMOUNT      CAPITAL        DEFICIT        STOCK        STOCK         INCOME
                            ----------   -------   ------------   ------------   ---------   -----------   -------------
Balance at December 31,
 1996.....................  10,732,262    10,732     77,201,462    (37,714,430)   (120,000)     (820,233)      (87,569)
Sale of Common Stock......      10,000        10        132,490             --          --            --            --
Exercise of Common Stock
 options..................      94,377        95        530,540             --          --            --            --
Common Stock and Warrants
 issued in Connection with
 acquisition of NetBill
 technology license.......     120,000       120      2,162,380             --          --            --            --
Common Stock issued in
 connection with Employee
 Stock Purchase Plan......      35,451        35        441,533             --          --            --            --
Common Stock issued in
 connection with the
 conversion of Series C
 Preferred Stock..........      83,156        83      1,507,109             --          --            --            --
Accretion of Series C
 Preferred Stock..........          --        --       (282,739)            --          --            --            --
Repayment of receivable
 from sale of Common
 Stock....................          --        --             --             --          --        64,227            --
Accrued interest on
 receivable from sale of
 Common Stock.............          --        --             --             --          --       (47,332)           --
Compensation expense in
 connection with stock
 options..................          --        --        274,571             --          --            --            --
Amortization of deferred
 compensation.............          --        --        (70,814)            --          --            --            --
Comprehensive Income
 Net loss.................          --        --             --    (26,221,910)         --            --            --
 Foreign currency
   translation
   adjustment.............          --        --             --             --          --            --      (244,719)
 Comprehensive income.....
                            ----------   -------   ------------   ------------   ---------   -----------     ---------
Balance at December 31,
 1997.....................  11,075,246    11,075     81,896,532    (63,936,340)   (120,000)     (803,338)     (332,288)
                            ==========   =======   ============   ============   =========   ===========     =========


                              UNEARNED
                            COMPENSATORY      TOTAL
                               STOCK          EQUITY
                              OPTIONS       (DEFICIT)
                            ------------   ------------
Balance at December 31,
 1996.....................    (360,476)      38,109,486
Sale of Common Stock......          --          132,500
Exercise of Common Stock
 options..................          --          530,635
Common Stock and Warrants
 issued in Connection with
 acquisition of NetBill
 technology license.......          --        2,162,500
Common Stock issued in
 connection with Employee
 Stock Purchase Plan......          --          441,568
Common Stock issued in
 connection with the
 conversion of Series C
 Preferred Stock..........          --        1,507,192
Accretion of Series C
 Preferred Stock..........          --         (282,739)
Repayment of receivable
 from sale of Common
 Stock....................          --           64,227
Accrued interest on
 receivable from sale of
 Common Stock.............          --          (47,332)
Compensation expense in
 connection with stock
 options..................          --          274,571
Amortization of deferred
 compensation.............     237,391          166,577
Comprehensive Income
 Net loss.................          --      (26,221,910)
 Foreign currency
   translation
   adjustment.............          --         (244,719)
                                           ------------
 Comprehensive income.....                  (26,466,629)
                             ---------     ------------
Balance at December 31,
 1997.....................    (123,085)      16,592,556
                             =========     ============

                                CYBERCASH, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                                                             RECEIVABLE
                                                                                                FROM        ACCUMULATED
                                COMMON STOCK        ADDITIONAL                                 SALE OF         OTHER
                            --------------------     PAID-IN      ACCUMULATED    TREASURY      COMMON      COMPREHENSIVE
                              SHARES     AMOUNT      CAPITAL        DEFICIT        STOCK        STOCK         INCOME
                            ----------   -------   ------------   ------------   ---------   -----------   -------------
Balance at December 31,
 1997.....................  11,075,246    11,075     81,896,532    (63,936,340)   (120,000)     (803,338)     (332,288)
Sale of Common Stock......     376,701       377      3,799,623             --          --            --            --
Issuance of Common Stock
 in connection with the
 acquisition of ICVerify,
 Inc......................   2,300,000     2,300     54,228,654             --          --            --            --
Exercise of Common Stock
 options..................     336,426       336        649,483             --          --            --            --
Common Stock issued in
 connection with Employee
 Stock Purchase Plan......      54,829        55        442,855             --          --            --            --
Common Stock issued in
 connection with the
 conversion of Series C
 and Series D Preferred
 Stock....................   4,986,520     4,987     42,994,227             --          --            --            --
Accretion of Series C and
 D Preferred Stock........          --        --       (723,064)            --          --            --            --
Repayment of receivable
 from sale of Common
 Stock....................          --        --             --             --          --       558,978            --
Accrued interest on
 receivable from sale of
 Common Stock.............          --        --             --             --          --       (23,364)           --
Amortization of deferred
 compensation.............          --        --        (23,148)            --          --            --            --
Comprehensive Income
 Net loss.................          --        --             --    (30,944,448)         --            --            --
 Foreign currency
   translation
   adjustment.............          --        --             --             --          --            --       (88,462)
 Comprehensive income.....
                            ----------   -------   ------------   ------------   ---------   -----------     ---------
Balance at December 31,
 1998.....................  19,129,722   $19,130   $183,265,162   $(94,880,788)  $(120,000)  $  (267,724)    $(420,750)
                            ==========   =======   ============   ============   =========   ===========     =========


                              UNEARNED
                            COMPENSATORY      TOTAL
                               STOCK          EQUITY
                              OPTIONS       (DEFICIT)
                            ------------   ------------
Balance at December 31,
 1997.....................    (123,085)      16,592,556
Sale of Common Stock......          --        3,800,000
Issuance of Common Stock
 in connection with the
 acquisition of ICVerify,
 Inc......................          --       54,230,954
Exercise of Common Stock
 options..................          --          649,819
Common Stock issued in
 connection with Employee
 Stock Purchase Plan......          --          442,910
Common Stock issued in
 connection with the
 conversion of Series C
 and Series D Preferred
 Stock....................          --       42,999,214
Accretion of Series C and
 D Preferred Stock........          --         (723,064)
Repayment of receivable
 from sale of Common
 Stock....................          --          558,978
Accrued interest on
 receivable from sale of
 Common Stock.............          --          (23,364)
Amortization of deferred
 compensation.............     122,260           99,112
Comprehensive Income
 Net loss.................          --      (30,944,448)
 Foreign currency
   translation
   adjustment.............          --          (88,462)
                                           ------------
 Comprehensive income.....                  (31,032,910)
                             ---------     ------------
Balance at December 31,
 1998.....................   $    (825)    $ 87,594,205
                             =========     ============

                See notes to consolidated financial statements.

                                CYBERCASH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(30,944,448)  $(26,221,910)  $(26,554,741)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     3,152,584      2,403,259      1,343,832
  Amortization of goodwill and intangible assets............     5,164,056             --             --
  Provision for doubtful accounts receivable................       236,068             --             --
  Write-off of NetBill technology license...................            --      2,162,500             --
  Loss from investments in affiliates.......................       101,280        905,429             --
  Loss on disposal of property and equipment................       208,716          4,679             --
  Accrued interest on receivable from sale of Common
    Stock...................................................       (23,364)       (47,332)       (61,395)
  Compensation expense related to stock options.............        99,112        441,152        421,991
  Changes in operating assets and liabilities, net of effect of acquisition of ICVerify:
    Restricted cash.........................................       (84,601)       (13,132)      (250,000)
    Accounts receivable.....................................    (1,392,759)    (2,555,011)      (151,765)
    Prepaid expenses and other current assets...............       348,710       (122,668)      (294,547)
    Other long-term assets..................................      (176,333)        80,390       (512,345)
    Accounts payable and accrued expenses...................     2,011,040     (1,307,455)       577,573
    Deferred revenue........................................       237,639        119,806         90,000
                                                              ------------   ------------   ------------
        Net cash used in operating activities...............   (21,062,300)   (24,150,293)   (25,391,397)
INVESTING ACTIVITIES
Sale(purchase) of short-term investments....................     8,779,773     (8,779,773)            --
Acquisition of ICVerify, net of cash received...............   (15,690,498)            --             --
Investments in affiliates...................................        (2,072)    (1,247,584)            --
Investment in other long-term assets........................    (1,500,000)            --             --
Purchases of property and equipment.........................    (7,470,220)    (1,449,628)    (5,406,578)
                                                              ------------   ------------   ------------
        Net cash used in investing activities...............   (15,883,017)   (11,476,985)    (5,406,578)
FINANCING ACTIVITIES
Proceeds from issuance of Common Stock......................     3,800,000        132,500     58,274,122
Proceeds from exercise of stock options.....................       649,819        530,635        386,969
Proceeds from issuance of Common Stock through the Employee
  Stock Purchase Plan.......................................       442,910        441,568        338,837
Proceeds from receivable from sale of Common Stock..........       558,978         64,227        278,070
Proceeds from issuance of Series D Preferred Stock..........    29,262,370     14,238,225             --
                                                              ------------   ------------   ------------
        Net cash provided by financing activities...........    34,714,077     15,407,155     59,277,998
                                                              ------------   ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (88,462)      (244,719)       (87,569)
                                                              ------------   ------------   ------------
Net (decrease)/increase in cash and cash equivalents........    (2,319,702)   (20,464,842)    28,392,454
Cash and cash equivalents at beginning of year..............    13,222,234     33,687,076      5,294,622
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of year....................  $ 10,902,532   $ 13,222,234   $ 33,687,076
                                                              ============   ============   ============
Supplemental disclosure of non-cash investing and financing
  activities:
Issuance of Common Stock and Common Stock Options to acquire
  ICVerify, Inc.............................................  $ 54,230,954   $         --   $         --
                                                              ============   ============   ============
Conversion of Preferred Stock to Common Stock...............  $ 42,999,214   $  1,507,192   $         --
                                                              ============   ============   ============
Accretion of Stated Value of Preferred Stock................  $    723,064   $    282,739   $         --
                                                              ============   ============   ============
Treasury stock received in satisfaction of receivable from
  sale of Common Stock......................................  $         --   $         --   $    120,000
                                                              ============   ============   ============
Exercise of Series B Preferred Stock warrants, net of shares
  required to satisfy exercise price........................  $         --   $         --   $    267,380
                                                              ============   ============   ============
Supplemental disclosure of acquisition of ICVerify:
Assets and intangibles acquired.............................  $ 72,489,536   $         --   $         --
Liabilities.................................................     1,728,649             --             --
Common Stock and stock options..............................    54,230,954             --             --
                                                              ------------   ------------   ------------
                                                                16,529,933             --             --
Less: Cash received.........................................       839,435             --             --
                                                              ------------   ------------   ------------
Cash paid...................................................  $ 15,690,498   $         --   $         --
                                                              ============   ============   ============

                See notes to consolidated financial statements.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. ("CyberCash" or the "Company") was incorporated on August 29, 1994 in the state of Delaware and was in the development stage from date of inception through December 31, 1996. CyberCash is a leader in secure, convenient payment software and services, enabling e-commerce for merchants operating either in the physical "brick and mortar" world or the virtual world of the Internet.

     CyberCash solutions are the preferred choice for financial institutions, software developers and integrators, commerce and Internet service providers, and technology partners, offering unmatched ease and flexibility in integrating payment capabilities into value-added offerings to customers.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of CyberCash and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

     Investments in unconsolidated joint ventures and affiliates in which the Company has the ability to exercise significant influence over the investee but has less than a controlling interest are accounted for using the equity method. The Company records its share of net losses in its unconsolidated joint ventures accounted for under the equity method to the extent of its investment balance.

     Investments in affiliates in which the Company does not have the ability to exercise significant influence over the investee and has less than a controlling interest are accounted for using the cost method. The Company has no further investment obligations or guarantees to its unconsolidated joint ventures and affiliates.

  CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in highly rated corporate debentures and commercial paper, having maturities of less than three months, and a money market mutual fund, which consists of U.S. government agency obligations and highly rated corporate debentures, having maturities of less than three months. These securities are recorded at cost, which approximates fair market value. The Company has not experienced any losses on these investments. Restricted cash, in the form of certificates of deposit, secure Company credit cards held by employees for business expenses and a stand-by letter of credit issued as security on leased property.

  SHORT-TERM INVESTMENTS

     Short-term investments consisted of high-grade commercial paper with original maturities beyond three months and less than twelve months. The Company's short-term investments were classified as available-for-sale and were stated at cost, which approximated fair market value.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the asset's estimated useful life ranging from 3 to 5 years.

  ASSET IMPAIRMENT

     Each year, management determines whether any property and equipment or any other long-lived asset has been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121,

                                CYBERCASH, INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
"Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Disposed of". The Company has not made any adjustments to the carrying values of its assets to date.

  GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The Company evaluates the recoverability of goodwill and other intangible assets based on estimated, undiscounted operating income over the amortization periods, giving consideration to sales and cost benefits expected to be realized by the consolidated entity from the acquisition and integration of acquired entities.

  AGENCY FUNDS

     Customer cash balances available for CyberCoin transactions are deposited in insured accounts with financial institutions in which the Company acts as the agent for its customers pending payment settlement. These funds are considered neither an asset nor a liability of the Company. As of December 31, 1998 and 1997, the balance of funds held in agency accounts totaled approximately $179,000 and $124,000, respectively.

  FOREIGN CURRENCY TRANSLATION

     Results of operations for foreign entities are translated to U.S. dollars using average exchange rates during the year. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet dates. Resulting translation adjustments are reflected in stockholders' equity as accumulated other comprehensive income.

  REVENUE RECOGNITION

     On January 1, 1998, the Company adopted AICPA Statement of Position 97-2 ("SOP 97-2") "Software Revenue Recognition" (as amended by SOP 98-4 and SOP 98-9) which provides guidance in recognizing revenue on software transactions. Accordingly, the Company recognizes transaction processing revenues, merchant set-up and account fees, hardware and software product sales, software development and technology license fees as the related services are performed or products are shipped, assuming collectability is probable, fees are fixed, and persuasive evidence of an arrangement exits.

     In those cases where customers have duplication rights for the software products, revenue is recognized upon receipt of reports of units produced by the customers. Revenues from the sale of product maintenance and support is recognized ratably over the term of the agreement, which in most cases is one year. In arrangements that include more than one element, the Company allocates the total fee among each deliverable based upon their relative fair value as determined by vendor-specific objective evidence.

  RESEARCH AND DEVELOPMENT COSTS

     The Company has expensed its product development costs as research and development costs. It will continue to expense such costs until the realizability of the Company's technologies can be established.

                                CYBERCASH, INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  ADVERTISING COSTS

     All costs related to advertising the Company's products are expensed in the period incurred. During 1998, 1997 and 1996 advertising costs were $716,000, $2,135,000 and $167,000, respectively.

  RESTRUCTURING CHARGES

     The Company evaluates and realigns its organizational structure in order to respond to changes in the market and to take advantage of cost-reduction opportunities. Costs related to corporate reorganizations conducted upon the Company's comprehensive review of its key business lines have been classified as restructuring charges. These charges include costs for severance and lease termination charges related to downsizing the workforce. Restructuring charges have been paid during the year in which they were incurred.

  INCOME TAXES

     The Company provides for income taxes in accordance with the liability method. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  STOCK BASED COMPENSATION

     The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25. The Company presents pro forma disclosures of net loss and net loss per share as if SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which established the fair value method of accounting for employee stock options has been adopted.

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

  CONCENTRATION OF RISK

     The Company acts as an intermediary and facilitator for automated clearing house and credit card transactions. The Company is exposed to risks associated with returned transactions, merchant fraud and transmission of erroneous information related to these transactions. The Company has not incurred significant losses for these risks to date.

     The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral with regards to its accounts receivable. The Company maintains reserves for credit losses and such losses have been within management's expectations.

  RECLASSIFICATION

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

                                CYBERCASH, INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  RECENT PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Software Developed or Obtained for Internal Use" which is required to be adopted by the Company for all financial periods ending after December 15, 1998. SOP 98-1 provides guidance in capitalizing software that is developed in-house or purchased. The Company does not believe SOP 98-1 will have a material impact on the Company's financial statements.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                 1998          1997
                                                              -----------   ----------
Computer equipment..........................................  $11,013,000   $6,339,000
Furniture and fixtures......................................    1,216,000      766,000
Office equipment............................................    1,338,000      663,000
Leasehold improvements......................................    2,241,000      810,000
                                                              -----------   ----------
                                                               15,808,000    8,578,000
Less accumulated depreciation...............................    6,758,000    3,907,000
                                                              -----------   ----------
                                                              $ 9,050,000   $4,671,000
                                                              ===========   ==========

4.   ACQUISITION OF ICVERIFY, INC.

     On April 30, 1998, CyberCash acquired all the outstanding shares of common stock of ICVerify, Inc. ("ICVerify") from its shareholders for $70.7 million, including fees and expenses. The purchase price included $16.25 million in cash,
2.3 million shares of CyberCash Common Stock valued at $20.50 on April 30, 1998, the conversion of outstanding vested and unvested stock options under ICVerify's 1995 Employee Stock Option Plan into stock options exercisable under the CyberCash 1995 Employee Stock Option Plan for $7.0 million and transaction costs of approximately $279,000. The consolidated financial statements include the results of operations of ICVerify since the date of acquisition.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been preliminarily allocated to the assets and liabilities acquired at the estimated fair value as of the date of acquisition. Of the purchase price, $400,000 was allocated to ICVerify's net assets, and the remainder was allocated to intangible assets, as follows:

Developed technology........................................  $ 2,700,000
Assembled workforce.........................................  $   800,000
Trademark and tradename.....................................  $ 1,500,000
Goodwill....................................................  $65,300,000

     Accumulated amortization is approximately $5,164,000 at December 31, 1998.

                                CYBERCASH, INC.

4.   ACQUISITION OF ICVERIFY, INC. -- (CONTINUED)
     The Company's unaudited pro forma consolidated condensed statements of income for the years ended December 31, 1998 and 1997, assuming the acquisition of ICVerify was effected at the beginning of each period, is summarized as follows:

                                                     FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                     DECEMBER 31, 1998    DECEMBER 31, 1997
                                                     ------------------   ------------------
Revenue............................................     $ 15,182,000         $ 11,740,000
Net loss...........................................     $(35,612,000)        $(37,540,000)
Net loss available to Common Stockholders..........     $(36,335,000)        $(37,823,000)
Weighted average shares outstanding................       15,463,887           13,198,036
Basic and diluted earnings per share...............     $      (2.35)        $      (2.87)

     This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

5.   COMMITMENTS

     The Company has entered into various operating lease agreements for office and equipment. The leases generally contain renewal options. Future minimum lease payments under non-cancelable operating lease agreements, with initial or remaining terms in excess of one year, as of December 31, 1998, are as follows:

1999........................................................  $1,410,000
2000........................................................   1,156,000
2001........................................................   1,056,000
2002........................................................   1,011,000
2003........................................................     517,000
Thereafter..................................................   1,843,000
                                                              ----------
                                                              $6,993,000
                                                              ==========

     During the years ended December 31, 1998, 1997 and 1996, the Company recognized approximately $2,346,000 $1,751,000, and $1,371,000, respectively, in rent expense. During 1998, 1997 and 1996, the Company recognized approximately $123,000, $257,000 and $25,000, respectively, in sub-lease rental income.

     On August 11, 1998, in connection with one of the Company's office space leases, the Company entered into a one-year standby letter of credit for $70,000 on behalf of the landlord.

     At the end of 1998, the Company entered into an agreement with an affiliated company for a five-year sub-lease of office space. Minimum future sub-lease rents to be received under this sub-lease as of December 31, 1998 are approximately $442,000.

     In March 1999, the Company signed a lease for new office space of approximately 25,000 square feet in Oakland, California for a lease term of approximately 5 years beginning in May 1999.

6.   ACQUISITION OF NETBILL TECHNOLOGY LICENSE

     On March 21, 1997, the Company entered into a technology licensing agreement with Carnegie Mellon University ("CMU") for exclusive worldwide rights to CMU's NetBill technology for use in network-based electronic commerce. The consideration for the license included 120,000 shares of Common Stock, plus Warrants to purchase an additional 50,000 shares of the Company's Common Stock at an exercise price of $16.45 per share. The Warrants are divided into 25,000 Class A Warrants and 25,000 Class B Warrants. Each class will become exercisable in five equal annual installments of 5,000 Warrant shares, beginning on March 21, 1998 and

                                CYBERCASH, INC.

6. ACQUISITION OF NETBILL TECHNOLOGY LICENSE -- (CONTINUED) will expire on March 21, 2007. However the exercise of the Class B Warrants is also conditioned upon the achievement of certain milestones which, as of December 31, 1998, have not been met. In addition, the Company will pay annual cash royalties of $75,000 over the next four years. The Company will expense these royalty payments in the year paid. Due to the uncertainty associated with the realizability of the license acquired, the Company recorded a non-cash charge to operations during 1997 of $2,162,500 for the fair value of the Common Stock and Class A Warrants issued in the acquisition of the NetBill technology license.

7.   STOCKHOLDERS' EQUITY

INITIAL FUNDING

     In October 1994, the Company sold 2,500,000 shares of Series A redeemable convertible Preferred Stock ("Series A Preferred Stock") at $2.00 per share. During August and September 1995, the Company issued a total of 2,200,000 shares of Series B redeemable convertible Preferred Stock ("Series B Preferred Stock") at $5.00 per share and detachable warrants, at a cost of approximately $91,000, to purchase up to 181,818 shares of Series B Preferred Stock at $5.00 per share. The Series A and Series B Preferred Stock and related warrants were converted into 4,828,342 shares of Common Stock upon the closing of the Company's initial public offering in February 1996.

INITIAL PUBLIC OFFERING

     On February 15, 1996, the Company completed its initial public offering of 2,760,000 shares of Common Stock, resulting in net proceeds of approximately $42,835,000. Concurrent with the initial public offering, the Company issued 976,540 shares of Common Stock in a private placement, which generated proceeds of approximately $15,439,000.

PRIVATE PLACEMENTS

     On August 5, 1997, the Company completed a private placement with two institutional investors for 15,000 shares of the Company's Series C redeemable convertible Preferred Stock ("Series C Preferred Stock") with a stated value of $1,000 per share resulting in net proceeds of approximately $14,200,000. During 1998 and 1997, the investors converted 13,500 and 1,500 shares of the Series C Preferred Stock into 1,303,244 and 83,156 shares, respectively, of Common Stock.

     On both February 5, 1998 and July 14, 1998, the Company completed private placements of equity securities. The Company issued an aggregate of 30,000 shares of $.001 par value Series D Convertible Preferred Stock, with a stated value of $1,000 per share ("Series D Preferred Stock") and options to purchase up to an aggregate of 708,382 shares of the Company's Common Stock ("Investment Options"). The Investment Options may be exercised between January 1, 1999 and February 5, 2003 at an exercise price of $12.80 per share. The two private placements resulted in net proceeds of approximately $14,409,000 and $14,800,000, respectively. As of December 31, 1998, the Series D Preferred Stock was converted into 3,683,276 shares of Common Stock.

     Based on the terms of the Series C and Series D Preferred Stock private placements, dividends of five percent were due to be accreted on the outstanding Preferred Stock. During 1998, dividends of approximately $154,000 and $569,000 were accreted on the Series C and Series D Preferred Stock, respectively. During 1997, dividends of approximately $283,000 were accreted on the Series C Preferred Stock.

     On January 6, 1999, the Company issued 609,719 Units, each Unit of which consists of one share of the Company's Common Stock and a Warrant to purchase
0.75 shares of the Company's Common Stock for $16.40 per Unit in a private placement for net proceeds of approximately $9,980,000. The Warrants are initially exercisable for 457,317 shares of Common Stock. The Company is committed to sell, and the investors have

                                CYBERCASH, INC.

7.   STOCKHOLDERS' EQUITY -- (CONTINUED)
agreed to purchase, an additional 304,859 Units for an additional $5.0 million in cash after the registration statement covering the $15.0 million private placement, filed in February 1999, is declared effective by the Securities and Exchange Commission. The exercise price for each Warrant contained in a Unit is initially set at $20.00. If the average closing bid price of the Company's Common Stock over the 10 trading days preceding January 6, 2000, January 6, 2001 and January 6, 2002 is less than the $20.00 exercise price ("Reset Price"), the exercise price may be reset on these dates to the Reset Price. If an adjustment of the exercise price occurs, the number of shares of Common Stock that can be issued upon exercise of the Warrants would proportionately increase. The Warrants will expire on January 6, 2004.

     On July 17, 1998, Garen Staglin, a Director of the Company, bought 16,701 shares of CyberCash Common Stock for an aggregate purchase price of $200,000. On September 16, 1998, William N. Melton, Chairman and Chief Executive Officer, completed the purchase of 350,000 shares of CyberCash Common Stock for an aggregate purchase price of $3.5 million. In addition, Michael L. Rothschild, a Director of the Company, bought 10,000 shares of CyberCash Common Stock for an aggregate purchase price of $100,000. Messrs. Melton and Rothschild paid for their shares at a premium to the then current fair market value of Common Stock, and Mr. Staglin paid for his shares at the then current fair market value of Common Stock. As of March 29, 1999, the Company had not registered for resale any of the shares acquired by Messrs. Melton, Staglin or Rothschild.

PREFERRED STOCK

     The Company is authorized to issue up to 5,000,000 shares of Preferred Stock in one or more series with such rights, preferences and privileges as determined by the Board of Directors.

8.   FIRST USA WARRANTS

     In November 1998, the Company issued the following warrants to First USA Bank (the "FUSA Warrants") in connection with an Operating Agreement ("Operating Agreement") entered into in October 1998. Under the Operating Agreement, the Company has agreed to license its Agile Wallet technology to and operate a branded version of its InstaBuy service for First USA, which will be promoted by both companies. The warrants are fully vested and non-forfeitable as of January 1, 1999. All of the FUSA Warrants expire on September 30, 2003.

     The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." As a result, the warrants were valued in November 1998 at approximately $5.6 million. This amount will be expensed over the remaining term of the Operating Agreement, which extends to October 2003.

                               RIGHT TO PURCHASE
                              NUMBER OF SHARES OF                        ELIGIBLE DATE OF EXERCISE AT
                                 COMMON STOCK       EXERCISE PRICE          STATED EXERCISE PRICE
                              -------------------   --------------   ------------------------------------
Warrant No. 1...............         600,000            $12.50            January 1, 1999 - June 30, 1999
                                                        $17.00           July 1, 1999 - December 31, 1999
                                                        $32.00       January 1, 2000 - September 30, 2003
Warrant No. 2...............         600,000            $17.00        January 1, 1999 - December 31, 1999
                                                        $32.00       January 1, 2000 - September 30, 2003
Warrant No. 3...............       1,000,000            $32.00       January 1, 1999 - September 30, 2003

     As of March 29, 1999, the Company had not registered for resale any of the shares underlying any of the warrants granted to First USA Bank.

                                CYBERCASH, INC.

9.   COMMON STOCK OPTIONS

     The Company's 1995 Stock Option Plan ("Option Plan") provides for incentive and non-statutory stock option grants and their respective exercise prices to be made at the discretion of the Compensation Committee of the Board of Directors to employees, officers, employee directors and consultants. However, the exercise price of the incentive stock options and the non-statutory stock options can not be less than 100% and 85%, respectively, of the fair market value of the Common Stock on the date of grant. The Option Plan reserves 3,500,000 shares of Common Stock for issuance upon the exercise of options.

     Stock options generally vest as to 7.5% of the shares subject to option three months after the date of grant and 2.5% of such shares at the end of each month thereafter, so that the option is fully vested 40 months after grant. The terms of stock options granted under the Option Plan may not exceed 10 years.

     During the year ended December 31, 1995, employees exercised 500,000 options in exchange for notes receivable totaling $1,130,000. As of December 31, 1998, approximately $249,000 of the notes receivable balance and approximately $18,000 of interest accrued on the notes receivable balance remained outstanding. During 1998 and 1996, the Company received approximately $559,000 in cash and, 20,000 shares of treasury stock and $225,000 in cash, respectively, in satisfaction of employees' notes receivable.

     During 1995, the Company recognized deferred compensation expense of $752,000 for the difference between the exercise price and the deemed fair market value on the date of grant of stock options. The Company is amortizing this amount ratably over the vesting period of the options, which are 40 to 64 months. During the years ended December 31, 1998, 1997 and 1996, the Company recognized approximately $99,000, $441,000 and $422,000, respectively, of compensation expense related to Common Stock options. Included in the compensation expense for 1998 and 1997 is $23,000 and $275,000, respectively, related to accelerated vesting of stock options for terminated employees.

     The Company's 1995 Non-Employee Directors' Plan ("Directors' Plan") provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. Upon election to the Board of Directors, the non-employee director will be granted an option to purchase 10,000 shares of Common Stock. In addition, on the date of each annual meeting of the Company, each person who is then a non-employee director of the Company will be granted an option to purchase 5,000 and 1,500 shares of Common Stock in consideration for their participation on the Board of Directors and for each committee membership, respectively. The number of options granted would be based on the number of days such person has continuously served as a non-employee director since the last annual meeting. Outstanding options under the Directors' Plan will vest monthly over a five-year period and the exercise price will be equal to the fair market value of the Common Stock on the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to options that are granted under the Directors' Plan is 100,000.

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

                                CYBERCASH, INC.

9.   COMMON STOCK OPTIONS -- (CONTINUED)
     The following activity occurred in the ESPP:

                                                     AMOUNT
                                                   CONTRIBUTED    SHARES       PURCHASE
                                                     TO ESPP     PURCHASED       PRICE
                                                   -----------   ---------   -------------
1998.............................................   $443,000      54,829      $6.43-$17.42
1997.............................................   $442,000      35,451     $11.90-$13.39
1996.............................................   $449,000      23,449            $14.45

     The maximum number of shares of Common Stock that may be issued under the ESPP is 500,000.

     In connection with the acquisition of ICVerify, CyberCash assumed all outstanding options under ICVerify's 1995 Employee Stock Option Plan ("ICVerify Option Plan"). All vested and unvested options granted under the ICVerify Option Plan will continue to have the same terms and conditions as under the ICVerify Option Plan. The options may be exercised for CyberCash Common Stock equal to the number of shares exercisable under the ICVerify Option Plan multiplied by
 .2464 and the per share exercise price will be the exercise price under the ICVerify Option Plan divided by .2464. Stock options generally vest as to 25% of the shares subject to option, twelve months after the date of grant and approximately 2% of such shares at the end of each month thereafter, so that the option is fully vested 48 months after grant. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the ICVerify Option Plan is 542,000.

                                CYBERCASH, INC.

9.   COMMON STOCK OPTIONS -- (CONTINUED)
     A summary of activity under the Option Plans and Directors' Plan follows:

                                                 CYBERCASH                                   ICVERIFY
                                 -----------------------------------------   ----------------------------------------
                                                                 WEIGHTED                                   WEIGHTED
                                                                  AVERAGE                                    AVERAGE
                                  OPTION         PRICE PER       PRICE PER    OPTION        PRICE PER       PRICE PER
                                  SHARES           SHARE           SHARE      SHARES          SHARE           SHARE
                                 ---------   -----------------   ---------   --------   -----------------   ---------
Outstanding at December 31,
  1995.........................    486,645    $2.00-  $ 8.00      $ 4.32           --                  --        --
    Granted....................  1,016,948    $8.00-  $45.75      $26.92           --             --               --
    Exercised..................    (81,431)   $2.00-  $15.00      $ 4.76           --             --               --
    Canceled...................    (82,204)   $2.00-  $33.50      $16.68           --             --               --
                                 ---------    ------  -------     ------     --------    ------  -------      -----
Outstanding at December 31,
  1996.........................  1,339,958    $2.00-  $45.75      $20.49           --             --               --
    Granted....................    793,889    $2.00-  $27.50      $14.27           --             --               --
    Exercised..................    (94,377)   $2.00-  $15.00      $ 5.62           --             --               --
    Canceled...................   (388,561)   $2.00-  $37.25      $21.69           --             --               --
                                 ---------    ------  -------     ------     --------    ------  -------      -----
Outstanding at December 31,
  1997.........................  1,650,909    $2.00-  $45.75      $18.03           --             --               --
    Granted....................  1,855,773    $6.26-  $22.625     $13.32           --             --               --
    Converted in CyberCash
       Options.................         --             --              --     377,717    $0.41-  $16.875      $6.59
    Exercised..................   (115,816)   $2.00-  $17.00      $ 3.97     (220,610)   $0.41-  $ 1.79       $0.71
    Canceled...................   (750,917)   $2.00-  $37.25      $18.60      (58,247)   $0.41-  $16.875      $2.20
                                 ---------    ------  -------     ------     --------    ------  -------      -----
Outstanding at December 31,
  1998.........................  2,639,949    $2.00-  $45.75      $15.08       98,860    $0.41-  $16.875      $2.38
                                 =========    ======  =======     ======     ========    ======  =======      =====

                                                                        DIRECTOR'S PLAN
                                                              -----------------------------------
                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                              OPTION     PRICE PER      PRICE PER
                                                              SHARES       SHARE          SHARE
                                                              ------   --------------   ---------
Outstanding at December 31, 1995............................      --         --              --
    Granted.................................................  10,000       $32.25        $32.25
    Exercised...............................................      --         --              --
    Canceled................................................      --         --              --
                                                              ------   --------------    ------
Outstanding at December 31, 1996............................  10,000       $32.25        $32.25
    Granted.................................................  32,158   $10.75-$13.625    $11.64
    Exercised...............................................      --         --              --
    Canceled................................................      --         --              --
                                                              ------   --------------    ------
Outstanding at December 31, 1997............................  42,158   $10.75-$32.25     $16.53
    Granted.................................................  29,000       $14.38        $14.38
    Exercised...............................................      --         --              --
    Canceled................................................      --         --              --
                                                              ------   --------------    ------
Outstanding at December 31, 1998............................  71,158   $10.75-$32.25     $15.93
                                                              ======   ==============    ======

                                CYBERCASH, INC.

9.   COMMON STOCK OPTIONS -- (CONTINUED)
     The following table summarizes information regarding stock options outstanding at December 31, 1998:

                                               OUTSTANDING OPTIONS                     EXERCISABLE OPTIONS
                                 -----------------------------------------------   ----------------------------
                                  NUMBER OF    WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
       RANGE OF EXERCISE           OPTIONS        REMAINING          AVERAGE         NUMBER         AVERAGE
            PRICES               OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
       -----------------         -----------   ----------------   --------------   -----------   --------------
$0.41- $2.00...................     162,413          7.59             $ 1.66          98,777         $ 1.76
$6.00-$8.50....................     199,287          8.14             $ 6.92         100,267         $ 6.32
$8.63-$8.88....................     428,203          9.64             $ 8.87          44,551         $ 8.87
$8.97-$11.63...................     322,152          8.78             $11.16          68,971         $11.42
$11.81-$13.25..................     188,212          8.89             $12.86          45,319         $13.08
$13.38-$13.63..................     410,722          8.54             $13.62         148,063         $13.62
$13.69-$15.00..................     354,937          8.11             $14.72         172,183         $14.90
$15.03-$19.88..................     293,042          9.31             $16.37          31,667         $16.49
$20.00-$31.75..................     281,400          8.25             $25.64         126,974         $27.85
$32.25-$45.75..................     169,600          7.24             $40.65          59,648         $37.17
                                  ---------          ----             ------         -------         ------
$0.41-$45.75...................   2,809,967          8.59             $14.66         896,420         $14.99
                                  =========          ====             ======         =======         ======

     The Company has reserved shares of Common Stock for future issuance relating to the employee benefits plans and the Directors' plan. At December 31, 1998, the remaining reserved shares of Common Stock are as follows:

CyberCash Option Plan.......................................  2,708,376
ICVerify Option Plan........................................    321,390
Directors' Plan.............................................    100,000
ESPP........................................................    386,271
                                                              ---------
                                                              3,516,137
                                                              =========

     Adjusted pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its Option Plan, ICVerify Option Plan, Directors' Plan and ESPP under the fair value methodology. The fair value of the options granted during the years ended December 31, 1998, 1997 and 1996 are estimated as $11.35, $9.14, and $18.19 per share, respectively, on the date of grant. The fair value for the Option Plan, ICVerify Option Plan, Directors' Plan and ESPP was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   1998          1997          1996
                                                   ----          ----          ----
Risk-Free Interest Rate.......................     5.40%         5.44%         6.00%
Expected Dividend Yields......................     0.00%         0.00%         0.00%
Expected Life of the Option...................  48.4 months   48.4 months   48.4 months
Volatility of the Company's Stock.............    91.41%        79.88%        101.00%

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The effect of applying SFAS No. 123 on 1998, 1997 and 1996 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the

                                CYBERCASH, INC.

9.   COMMON STOCK OPTIONS -- (CONTINUED)
vesting period of the stock options and (2) the fair value of additional stock options in future years. The Company's adjusted pro forma information for the years ended December 31, are as follows:

                                                   1998           1997           1996
                                               ------------   ------------   ------------
Adjusted pro forma net loss..................  $(42,494,601)  $(31,468,485)  $(30,106,000)
Adjusted pro forma net loss per share........  $      (2.89)  $      (2.91)  $      (3.14)

     As of December 31, 1998, there remains available for grant pursuant to the Option Plan, ICVerify Option Plan, Directors' Plan and the ESPP 576,556 shares of Common Stock.

10. INCOME TAXES

     The following is a summary of the components of the Company's net deferred tax assets as of December 31:

                                                                1998          1997
                                                             -----------   -----------
Net operating loss carryforward............................  $32,189,000   $22,132,000
Deferred start-up costs....................................      741,000     1,111,000
Depreciation...............................................       81,000        42,000
Accrued and deferred expenses..............................      360,000       235,000
                                                             -----------   -----------
                                                              33,371,000    23,520,000
Valuation allowance........................................  (33,371,000)  (23,520,000)
                                                             -----------   -----------
Deferred tax asset, net....................................  $        --   $        --
                                                             ===========   ===========

     At December 31, 1998, the Company had approximately $80,472,000 in tax net operating loss carryforwards that expire at varying dates through 2018. These carryforwards may be significantly limited under the Internal Revenue Service Code as a result of ownership changes resulting from the Company's redeemable convertible Preferred Stock financings and the initial public offering.

11. INVESTMENT IN AFFILIATES

     On May 13, 1997, CyberCash and Softbank Corporation ("Softbank") entered into a joint venture agreement to commercialize CyberCash's technology in Japan. Pursuant to the agreement, the parties formed a Japanese corporation, CyberCash Kabushiki Kaisha ("CCKK"), to serve as the joint venture entity. A subsidiary of CyberCash purchased 200 shares of CCKK's Common Stock (approximately a 46% interest) for $83,000, and Softbank and several other entities purchased 220 shares of CCKK's Preferred Stock, which is convertible into CCKK's Common Stock on a one-for-one basis. During February 1998, CyberCash's subsidiary sold 10 shares of CCKK's common stock to another shareholder of CCKK for approximately $200,000. CyberCash accounts for its investment in CCKK under the equity method.

     In May 1997, CyberCash and CCKK entered into a Software Development Agreement. Under the agreement, CyberCash will modify the CyberCash technology and will license it to CCKK for use in the Japanese market. CCKK agreed to pay CyberCash $100,000 plus its fully-burdened costs of performing this work, not to exceed $1,100,000. During 1998 and 1997, the Company recognized revenues of $522,000 and $597,000, respectively, for work performed under the Software Development Agreement and $315,000 of these revenues are included in accounts receivable as of December 31, 1998.

     On October 3, 1997, CyberCash, Dresdner Bank AG ("Dresdner") and Landesbank Sachsen Girozentrale ("Sachsen") formed a joint venture, CyberCash GmbH ("CC GmbH"), to commercialize CyberCash's technology in Germany. A wholly owned subsidiary of CyberCash purchased 40% of CC GmbH's equity shares

                                CYBERCASH, INC.

11. INVESTMENT IN AFFILIATES -- (CONTINUED) for $1,165,000 with Dresdner and Sachsen purchasing the remaining 40% and 20% of the shares, respectively. CyberCash accounts for its investment in CC GmbH under the equity method.

     CyberCash and CC GmbH agreed to enter into a technology license agreement. Under the agreement, CyberCash will modify the CyberCash technology and will license it to CC GmbH for use in the German market. CC GmbH agreed to pay CyberCash DM 3,600,000 (approximately US $2,100,000) for the initial licensing of the technology, in addition to annual maintenance fees of $80,000. The Company recognized $344,000 and $2,045,000 in revenues during 1998 and 1997, respectively, from CC GmbH and $471,000 and $2,045,000 of these revenues are included in accounts receivable as of December 31, 1998 and 1997, respectively.

12. RETIREMENT PLAN

     The Company has adopted a 401(k) plan (the "Plan"), which covers all employees who have completed three months of service and attained the age of twenty-one. The Plan allows employees to contribute up to 15% of their total compensation, subject to Internal Revenue Service limitations. The Company has not made matching contributions to the Plan.

13. SEGMENT INFORMATION

     In accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has determined that it has three reportable segments: Payments, InstaBuy and International. The Company's revenues in 1998 from each of these segments were $10,307,000 (82%) from Payments, $655,000 (5%) from InstaBuy and $1,626,000 (13%) from International. The Company began managing its business using these segments during 1998.

     CyberCash's Payments segment provides a complete line of software products and services allowing merchants, billers, financial institutions and consumers to conduct secure transactions using the broadest array of popular payment forms. Credit, debit, purchase cards, cash, checks, smart cards and alternative payment types (e.g., "frequent buyer" or loyalty programs) are all supported by CyberCash payment solutions. Leading payment solutions of CyberCash and its subsidiaries include ICVERIFY(R), PCVERIFY(TM), CashRegister, NetVERIFY(TM), and PayNow(TM).

     The Company's InstaBuy segment provides merchants and financial institutions with a service to assist in building better relationships with their consumers. The InstaBuy service provides merchants with a way to convert a higher percentage of web site visitors to buyers and to retain those customers for repeat purchases through one-click purchasing while consumers gain convenience and security. The leading InstaBuy service solution of CyberCash includes Agile Wallet(TM) and InstaBuy(TM).

     CyberCash's International segment provides for the licensing of CyberCash technology for use in foreign markets. The Company has entered into licensing agreements with its joint ventures and international partners to commercialize CyberCash's technology through the modification of and subsequent licensing of CyberCash's technology for usage in international markets. The leading solutions of CyberCash and its subsidiaries to be licensed in foreign markets include Agile Wallet(TM), InstaBuy(TM), ICVERIFY(R), PCVERIFY(TM), CashRegister, NetVERIFY(TM) and CyberCoin(R).

                                CYBERCASH, INC.

13. SEGMENT INFORMATION -- (CONTINUED)
     The following table sets forth the Company's long-lived assets and revenues by geographic location:

                                             1998                        1997               1996
                                   -------------------------   ------------------------   --------
                                     ASSETS       REVENUES       ASSETS       REVENUES    REVENUES
                                   -----------   -----------   -----------   ----------   --------
United States....................  $89,964,000   $11,207,000   $29,021,000   $1,531,000   $127,000
India............................    3,035,000            --     2,338,000           --         --
United Kingdom...................           --       350,000            --      164,000         --
Germany..........................      325,000       533,000            --    2,195,000         --
Japan............................           --       498,000            --      597,000         --

     The Company's net revenues in 1997 were primarily from three customers who have licensed CyberCash technology for use in foreign markets and who provide services in the banking and transaction processing industries. Revenues from these customers totaled approximately $2,045,000 (46%), $1,028,000 (23%) and $597,000 (13%). As of December 31, 1997, substantially all of the Company's accounts receivable were due from these three customers.

     The Company's net revenues in 1996 were primarily from four customers who provide services in the banking and transaction processing industries. Revenues from these customers totaled approximately $35,000 (28%), $30,000 (24%), $22,000 (17%) and $20,000 (16%).

14. NET LOSS PER SHARE

     The following table set forth the computation of basic and diluted loss per share:

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1998           1997           1996
                                               ------------   ------------   ------------
Numerator:
  Net loss...................................  $(30,944,448)  $(26,221,910)  $(26,554,741)
  Accrued dividends to Preferred
     Stockholders............................      (723,064)      (282,739)            --
                                               ------------   ------------   ------------
  Net loss available to Common
     Stockholders............................  $(31,667,512)  $(26,504,649)  $(26,554,741)
                                               ------------   ------------   ------------
Denominator:
  Weighted average shares outstanding........    14,707,723     10,898,036      9,585,418
                                               ------------   ------------   ------------
Basic and diluted loss per share.............  $      (2.15)  $      (2.43)  $      (2.77)

     Stock options issued under the Company's Option Plan, ICVerify Option Plan, Directors' Plan and warrants and Investment Options issued to CMU and First USA and in connection with the Company's private placements, have been excluded from diluted earnings per share computation because of their anti-dilutive nature.

15. RELATED PARTY TRANSACTIONS

     During 1998, the Company paid $35,000 to a relative of a shareholder in connection with an operating lease agreement in California.

     At the end of 1998, the Company entered into an agreement with an affiliated company for a five-year sub-lease of office space. Also, during 1998, the Company paid approximately $670,000 to this affiliated company for engineering services.

     During 1998, 1997 and 1996 the Company paid $119,000, $65,000 and $57,000, respectively to a processing company in which the Company's Chairman and Chief Executive Officer is a director.

                                CYBERCASH, INC.

16. EVENTS SUBSEQUENT TO THE DATE OF THE AUDITOR'S REPORT (UNAUDITED)

INCREASE IN COMMON STOCK OPTION RESERVE

     During February 1999, the Board of Directors increased the 1995 Stock Option Plan ("Option Plan") stock reserve to 7,500,000 shares of Common Stock. This increase in the Option Plan reserve is subject to approval by the shareholders at the annual shareholders meeting in June 1999.

STOCK BONUS PLAN

     In February 1999, the Company adopted the 1999 Restricted Stock Plan (the "Stock Plan"). The Stock Plan provides for restricted and unrestricted stock grants to be made at the discretion of the Compensation Committee of the Board of Directors to employees, officers and employee directors and consultants. The Company reserved 500,000 shares of Common Stock for issuance under the Stock Plan.

PRIVATE PLACEMENT

     In consideration for certain advertising services, the Company has committed to sell 15,000 shares of its Common Stock to Donino White & Partners, Inc., subject to these shares becoming registered with the Securities and Exchange Commission before May 31, 1999. The Company filed a registration statement in February 1999 for the registration of these shares.

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

DIRECTORS

     The following sets forth certain information regarding the directors as of March 19, 1999:

NAME                                   AGE    POSITION
----                                   ---    --------
William N. Melton....................  56     Chairman of the Board of Directors
Daniel C. Lynch......................  56     Director
Michael Rothschild...................  46     Director
Charles T. Russell...................  69     Director
Garen K. Staglin.....................  54     Director

     Daniel C. Lynch, a founder of the Company, served as chairman of CyberCash's board of directors from its inception in August 1994 until January 1999, and continues to serve as a director. He also served briefly as vice president during the Company's formation in August 1994. Mr. Lynch was the founder of Interop, a conference and tradeshow company for the computer and communications industry, now a division of Softbank Expos and formerly Ziff-Davis Conference and Exhibition Company. From 1980 to 1983, he was director of information processing division for the Information Sciences Institute. Mr. Lynch is also a member of the Board of Trustees of the Santa Fe Institute, a director of Exodus Communications, Inc. and a director of Couad Communications Group, Inc.

     Michael Rothschild has served as a member of CyberCash's board of directors since November 1995. He is an author, economic columnist and president of The Bionomics Institute, a non-profit educational foundation. Since 1996, Mr. Rothschild has been president and chief executive officer of Maxager Technology, Inc., a software maker specializing in advanced product costing systems for manufacturers.

     Charles T. Russell has been a member of CyberCash's board of directors since August 1997. Mr. Russell was president and chief executive officer of Visa International from 1984 to 1994. Mr. Russell is a member of the board of directors of First Data Corporation.

     Garen K. Staglin has served as a member of CyberCash's board of directors since July 1996. Mr. Staglin served as chairman and chief executive officer from 1991 to 1998 of Safelite Glass Corporation, a manufacturer and retailer of replacement autoglass and related services. He continues to serve as chairman of Safelite's board of directors. Mr. Staglin is also a director of First Data Corporation, Quick Response Services, Inc. and Specialized Bicycle Corporation. He is a member of the Advisory Board of the Stanford Graduate School of Business.

BOARD COMPOSITION

     CyberCash's board of directors is divided into three classes: Class I expires at the annual meeting of stockholders to be held in 2000; Class II expires at the annual meeting of stockholders to be held in 2001; and Class III expires at the annual meeting of stockholders to be held in 1999. The Class I directors are Messrs. Melton and Staglin; the Class II directors are Messrs. Lynch and Russell; and the Class III director is Mr. Rothschild. At each annual meeting of stockholders, the successors to directors whose terms are expiring will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

BOARD COMMITTEES

     The audit committee of the CyberCash's board of directors was formed in December 1995 to review the internal accounting procedures of the Company and consult with and review the services provided by CyberCash's independent auditors. Messrs. Lynch, Rothschild and Staglin comprise the audit committee. The compensation committee of CyberCash's board of directors was formed in December 1995 to review and recommend to the board the compensation and benefits of employees of the company. The compensation committee also administers the issuance of stock options and other awards under the CyberCash stock plans, except for the 1995 Non-Employee Directors' Stock Option Plan, which is administered by the board of directors. Messrs. Lynch, Russell and Staglin comprise the compensation committee.

DIRECTOR COMPENSATION

     Directors currently do not receive any cash compensation from CyberCash for their service as members of its board of directors, although they are reimbursed for certain expenses in connection with attendance at board and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No executive officer of CyberCash served as a director or member of (i) the compensation committee of another entity which has an executive officer who is a director of CyberCash or a member of CyberCash's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on CyberCash's compensation committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of CyberCash's board of directors, during the year ended December 31, 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934 requires CyberCash's directors and executive officers, and persons who own more than ten percent of the company's common stock, to file with the Securities and Exchange Commission, by a specified date, reports regarding their respective ownership of CyberCash common stock. To the company's knowledge, based solely on its review of the copies of such reports furnished to it and written representations that no other reports were required, we believe that all of its officers and directors and greater than ten percent beneficial owners complied with all
Section 16(a) filing requirements applicable to them with respect to those transactions during 1998.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain compensation awarded or paid by the Company during the three fiscal years ended December 31, 1998 to its Chairman of the Board and Chief Executive Officer and the Company's four other most highly compensated officers and key employees:

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION
                                                   -----------------------------------
                                                                              OTHER            LONG TERM
                                                                              ANNUAL      COMPENSATION AWARDS
                                                                             COMPEN-     SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR   SALARY ($)   BONUS ($)   SATION ($)        OPTIONS (#)
---------------------------                 ----   ----------   ---------   ----------   ---------------------
William N. Melton.........................  1998         --          --        --                    --
Chairman of the Board and Chief Executive   1997    100,000          --        --                    --
Officer                                     1996    100,000          --        --                    --
James J. Condon...........................  1998    207,853          --        --               165,000
President, Chief Financial Officer and      1997    126,628          --        --                90,000
Chief Operating Officer
Bruce G. Wilson...........................  1998    186,806          --        --                23,000
Executive Vice President                    1997    180,000       9,000        --                15,000
                                            1996    180,000      15,000        --                    --
Russell B. Stevenson, Jr..................  1998    209,160          --        --                55,000
Senior Vice President, General Counsel and  1997    210,000      20,475        --                30,000
Secretary                                   1996    168,523      20,475        --                35,000
Denis Yaro................................  1998    220,000          --        --                10,000
Executive Vice President                    1997    220,000      26,000        --                10,000
                                            1996    175,389      22,533        --               160,000

EQUITY INCENTIVE PLANS

     1995 Stock Option Plan. In April 1995, the Company adopted the 1995 Stock Option Plan (the "Option Plan") under which 1,000,000 shares of Common Stock were reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. Subsequent amendments to the Option Plan increased the share reserve to its current level of 7,500,000 shares of Common Stock subject to shareholder approval. The Option Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors), directors and consultants of the Company. The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof.

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

     Shares subject to options which have lapsed or terminated may again be subject to options granted under the Option Plan. The Compensation Committee may offer to exchange new options for existing options; however, the shares subject either to the new and existing options will be charged against the Option Plan's reserve. In the event of a decline in the value of the Company's Common Stock, the Compensation Committee has the authority to offer optionees the opportunity to replace outstanding higher priced options with new lower priced options. Upon any merger or consolidation in which the Company is acquired, all outstanding vested options will either be assumed or substituted by the surviving entity. If the surviving entity determines not to assume or substitute unvested options, the unvested portion of the options will terminate as of the closing of the merger or consolidation.

     As of December 31, 1998, 791,624 shares of Common Stock had been issued upon the exercise of options granted under the Option Plan, options to purchase 2,639,949 of Common Stock at exercise prices ranging from $2.00 to $45.75 per share were outstanding and 68,427 shares remained available for future option grants. In January 1999, the Company's Board of Directors increased the reserve of Common Stock available under the Option Plan by 4 million shares, subject to the approval by the Company's stockholder at its next annual meeting. The Option Plan will terminate on April 5, 2005, unless terminated sooner by the Compensation Committee.

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

     As of December 31, 1998, options to purchase 71,158 shares of Common Stock at exercise prices ranging from $10.75 to $32.25 per share were outstanding under the Directors' Plan and 28,842 shares remained available for future option grants under the Directors' Plan.

     ICVerify, Inc. Stock Option Plan. In connection with the acquisition of ICVerify, CyberCash assumed ICVerify's 1995 Employee Stock Option Plan ("ICVerify Option Plan"). All vested and unvested options granted under the ICVerify Option Plan will continue to have the same terms and conditions as under the ICVerify Option

Plan. The options may be exercised for CyberCash Common Stock equal to the number of shares exercisable under the ICVerify Option Plan multiplied by .2464 and the per share exercise price will be the exercise price under the ICVerify Option Plan divided by .2464. Stock options generally vest as to 25% of the shares subject to option, twelve months after the date of grant and approximately 2% of such shares at the end of each month thereafter, so that the option is fully vested 48 months after grant. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the ICVerify Option Plan is 2,200,000.

     As of December 31, 1998, 220,610 shares of Common Stock had been issued upon the exercise of options granted under the Option Plan, options to purchase 98,860 shares of Common Stock at exercise prices ranging from $0.41 to $16.875 per share were outstanding and 220,530 shares remained available for future option grants.

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

     As of December 31, 1998, 113,729 shares of Common Stock have been purchased at prices ranging from $6.4281 to $24.225 per share, and 386,271 shares remained available for future purchases.

STOCK OPTION INFORMATION

     The following table shows for the fiscal year ended December 31, 1998, certain information regarding options granted to, exercised by, and held at year end by the Company's Chairman of the Board and Chief Executive Officer and the Company's four other most highly compensated officers and key employees:

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF STOCK
                                                                                     PRICE APPRECIATION FOR
                           NUMBER OF      % OF TOTAL                                  OPTION TERM ($)(3)(4)
                          SECURITIES       OPTIONS        EXERCISE                    OPTION GRANTS IN LAST
                          UNDERLYING      GRANTED TO       OR BASE                         FISCAL YEAR
                            OPTIONS      EMPLOYEES IN       PRICE       EXPIRATION   -----------------------
NAME                     GRANTED(#)(1)   FISCAL YEAR      ($/SH)(2)        DATE          5%          10%
----                     -------------   ------------   -------------   ----------   ----------   ----------
William N. Melton......          --           --                   --          --            --           --
James J. Condon........     165,000            9%       $8.875-$15.94   8/17/2008    $3,025,000   $5,343,000
Bruce G. Wilson........      23,000          1.2%       $8.875-$11.63   8/17/2008    $  152,135   $  448,826
Denis Yaro.............      10,000          .05%       $       11.63    1/9/2008    $  170,917   $   73,109
Russell B. Stevenson,
  Jr...................      55,000            3%       $8.875-$12.44   8/17/2008    $  407,602   $1,032,944

---------------
(1) The options are generally incentive stock options with vesting occurring over 40 months, with 7.5% of the shares vesting after three months, and 2.5% of the shares vesting each month for the next 37 months.

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

     The following table sets forth information with respect to (i) the exercise of stock options during the fiscal year ended December 31, 1998 by the Company's Chairman of the Board and Chief Executive Officer and the Company's four other most highly compensated officers and key employees, (ii) the number of unexercised options held as of December 31, 1998 by the Company's Chairman of the Board and Chief Executive Officer and the Company's four other most highly compensated officers and key employees and (iii) the value as of December 31, 1998 of unexercised in-the-money options; that is, the amount by which the fair market value exceeds the exercise price of the Common Stock as of December 31, 1998 ($15.00).

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                    NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                          OPTIONS                 IN-THE-MONEY OPTIONS AT
                             SHARES ACQUIRED       AT FISCAL YEAR END (#)          FISCAL YEAR-END ($)(1)
                               ON EXERCISE      ----------------------------    ----------------------------
NAME                               (#)          EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                         ---------------    -----------    -------------    -----------    -------------
William N. Melton........          --                 --               --              --              --
James J. Condon..........          --             69,626          185,374        $ 94,041        $125,022
Bruce G. Wilson..........          --             36,275           28,725        $252,363        $110,888
Denis Yaro...............          --             41,000          139,000        $ 15,125        $ 32,375
Russell B
Stevenson, Jr............          --             52,625           67,375        $ 49,234        $168,891

---------------
(1) Based on the closing price of the Company's Common Stock on December 31, 1998 of $15.00 per share, minus the exercise price, multiplied by the number of shares underlying the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to CyberCash with respect to the beneficial ownership of its common stock as of March 19, 1999 for
(i) each stockholder who is known by CyberCash to own beneficially more than 5% of its common stock, (ii) certain executive officers of CyberCash, (iii) each director of CyberCash and (iv) all directors and executive officers of CyberCash, as a group. Unless otherwise specified, the address of all stockholders is the address of CyberCash's principal executive offices, provided on the cover page of this Annual Report.

                                                                     AMOUNT AND
                                                                      NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP(1)    % OF CLASS
------------------------------------                           -----------------------    ----------
William N. Melton(2).......................................           2,644,258               13.37%
First USA Bank, N.A.(3)....................................           2,200,000               10.01%
  Three Christine Centre
  201 North Walnut Street
  Wilmington, Delaware 19801
Halifax Fund LP(4).........................................           1,432,865                7.13%
  c/o The Palladin Group, Inc.
  40 West 57th Street
  New York, New York 10019
RGC International Investors, LDC(5)........................           1,183,991                5.76%
  c/o Rose Glen Capital Management, L.P.
  251 St. Asaphs Road, 3 Bala Plaza -- East
  Bala Cynwyd, Pennsylvania 19004
Daniel C. Lynch(6).........................................             602,509                3.05%
                                                                                          ----------
Bruce G. Wilson(7).........................................             195,214
Denis Yaro(8)..............................................             160,816                    *
James J. Condon(9).........................................              98,594
Russell B. Stevenson, Jr.(10)..............................              69,500                    *
Michael Rothschild(11).....................................              52,932                    *
Garen K. Staglin(12).......................................              47,008                    *
Charles T. Russell(13).....................................               5,292                    *
All directors and executive officers as a group (9                    3,876,123               18.12%
  persons)(14).............................................
                                                                                          ----------

---------------
*  Less than one percent.

(1) The ownership of shares of Common Stock reported herein is based upon filings with the Securities and Exchange Commission (the "Commission"). Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 19,781,291 shares outstanding as of March 19, 1999. Securities issuable upon exercise of options are deemed to be outstanding for the purpose of computing the percentage of outstanding securities owned by the holder of such options.

(2) Includes 15,000 shares held by members of Mr. Melton's immediate family, 40,000 shares held by The William N. Melton 1994 Charitable Remainder Annuity Trust, 70,000 shares held by The William N. Melton 1995 Charitable Remainder Annuity Trust and 110,000 shares held by The Melton Foundation.

(3) Consists of shares subject to warrants exercisable within 60 days of March 19, 1999.

(4) Includes 152,287 shares subject to warrants and 236,128 shares subject to investment options, in each case exercisable within 60 days of March 19, 1999.

(5) Includes 305,030 shares subject to warrants and 472,254 shares subject to investment options, in each case exercisable within 60 days of March 19, 1999.

(6) Consists of 572,576 shares held by The Lynch Living Trust U/T/A dated March 2, 1990 of which Daniel C. Lynch and Karen D. Lynch are co-trustees; 10,000 shares held by The Katherine Danielle Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; 10,000 shares held by The Michael MacAllen Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; and 5,000 shares held by The Francis Troy Lynch Irrevocable Trust of which Daniel C. Lynch is trustee and 4,933 shares subject to stock options exercisable within 60 days of March 19, 1999.

(7) Includes 600 shares subject to forfeiture within 60 days of March 19, 1999 and 43,300 shares subject to stock options exercisable within 60 days of March 19, 1999.

(8) Includes 360 shares subject to forfeiture within 60 days of March 19, 1999 and 157,650 shares subject to stock options exercisable within 60 days of March 19, 1999.

(9) Includes 1,800 shares subject to forfeiture within 60 days of March 19, 1999, and 94,768 shares subject to stock options exercisable within 60 days of March 19, 1999.

(10) Includes 1,200 shares subject to forfeiture within 60 days of March 19, 1999 and 67,500 shares subject to stock options exercisable within 60 days of March 19, 1999.

(11) Consists of 38,924 shares held by The Michael L. Rothschild Trustee Revocable Trust U/T/A dated August 9, 1993, 10,000 shares held by The MLR Enterprises, Inc. Master Pension and Profit-Sharing Plan U/T/A dated January 1, 1991 and 4,008 shares subject to stock options exercisable within 60 days of March 19, 1999.

(12) Includes 16,700 shares held by The Garen K. and Sharalyn King Staglin 1997 Charitable Unit Trust dated July 8, 1997 and 10,308 shares subject to stock options exercisable within 60 days of March 19, 1999.

(13) Consists of shares subject to stock options exercisable within 60 days of March 19, 1999.

(14) Includes 3,960 shares subject to forfeiture within 60 days of March 19, 1999 and 387,759 shares subject to stock options exercisable within 60 days of March 19, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the exercise of stock options during 1995, Stephen Crocker executed a promissory note in the amount of $400,000 with interest payable at an annual rate of 6%, which is secured by the Common Stock issued upon exercise of the options. Mr. Crocker, the Company's former Chief Technology Officer, paid his note in full, including interest, during 1998.

     On July 17, 1998, Garen Staglin, a Director of the Company, bought 16,701 shares of CyberCash Common Stock for an aggregate $200,000. On September 16, 1998, William N. Melton, Chairman and Chief Executive Officer, completed the purchase of 30,000 shares of CyberCash Common Stock for an aggregate of $3.5 million. In addition, Michael L. Rothschild, a Director of the Company, bought 10,000 shares of CyberCash Common Stock for an aggregate of $100,000.

     During 1998, 1997 and 1996 the Company paid $119,000, $65,000 and $57,000, respectively, to a processing company in which William N. Melton, Chairman and Chief Executive Officer, is a director.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     3. EXHIBITS. The exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

(b)  REPORTS ON FORM 8-K: None.

(c)  EXHIBITS. See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULE: Schedule II -- Valuation and Qualifying Accounts.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
CyberCash, Inc.

     We have audited the consolidated financial statements of CyberCash, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 26, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Vienna, Virginia
January 26, 1999

                                  SCHEDULE II
                                CYBERCASH, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT                                BALANCE AT
                                            BEGINNING                                   END OF
DESCRIPTION                                 OF PERIOD     ADDITIONS     DEDUCTIONS      PERIOD
-----------                                 ----------    ----------    ----------    ----------
Allowance for Doubtful Accounts:
  December 31, 1996.....................    $       --    $       --    $       --    $       --
  December 31, 1997.....................            --            --            --            --
  December 31, 1998.....................            --     1,050,835(1)         --     1,050,835

(1) Additions relate primarily to the acquisition of ICVerify.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CYBERCASH, INC.
                                          Registrant
                                          By: /s/ WILLIAM N. MELTON
                                            ------------------------------------
                                            William N. Melton
                                            Chairman and Chief Executive Officer

March 31, 1999

            /s/ WILLIAM N. MELTON              Chairman of the Board of Directors   March 31, 1999
---------------------------------------------  and
              William N. Melton                Chief Executive Officer
                                               (Principal Executive Officer)

             /s/ JAMES J. CONDON               President, Chief Operating Officer   March 31, 1999
---------------------------------------------  and
               James J. Condon                 Chief Financial Officer (Principal
                                               Financial Officer and
                                               Principal Accounting Officer)

             /s/ DANIEL C. LYNCH               Director                             March 31, 1999
---------------------------------------------
               Daniel C. Lynch

           /s/ MICHAEL ROTHSCHILD              Director                             March 31, 1999
---------------------------------------------
             Michael Rothschild

           /s/ CHARLES T. RUSSELL              Director                             March 31, 1999
---------------------------------------------
             Charles T. Russell

            /s/ GAREN K. STAGLIN               Director                             March 31, 1999
---------------------------------------------
              Garen K. Staglin

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
-------                      -----------------------
 2.1       Agreement and Plan of Reorganization dated April 8, 1998
           among CyberCash, Inc., CyberCash Acquisition Corporation and
           ICVerify, Inc. (1)
 3.1       Amended and Restated Certificate of Incorporation (2)
 3.1(i)    Amendment to Amended and Restated Certificate of
           Incorporation
 3.2       Bylaws (2)
 3.3       Certificate of Designation, Preferences and Rights of Series
           C Convertible Preferred Stock (3)
 3.4       Certificate of Designation, Preferences and Rights of Series
           D Convertible Preferred Stock (4)
 3.5       Certificate of Designation, Preferences and Rights of Series
           E Junior Participating Preferred Stock (5)
 4.1       Form of the Company's common stock certificate (2)
 4.2       Form of Rights Agreement dated as of June 30, 1998 between the Company and BankBoston N.A. as Rights Agent, including exhibits thereto (6)
 4.2(i)    Form of Amendment dated as of December 18, 1998 to Rights
           Agreement
 4.3       Subscription Agreement dated as of March 21, 1997 between
           the Company and Carnegie Mellon University (7)
 4.4       Warrant Certificate dated as of March 21, 1997 (8)
 4.5       Securities Purchase Agreement dated as of August 1, 1997
           between CyberCash, Inc., RGC International Investors, LDC
           and Halifax Fund, L.P. (9)
 4.6       Registration Rights Agreement dated as of August 1, 1997
           between CyberCash, Inc., RGC International Investors, LDC
           and Halifax Fund, L.P. (10)
 4.7       Securities Purchase Agreement dated as of February 5, 1998 between CyberCash, Inc., RGC International Investors, LDC
           and Halifax Fund, L.P. (11)
 4.8       Registration Rights Agreement dated as of February 5, 1998 between CyberCash, Inc., RGC International Investors, LDC
           and Halifax Fund, L.P. (12)
 4.9       Form of Investment Option issued to RGC International
           Investors, LDC and Halifax Fund, L.P. (13)
 4.10      Securities Purchase Agreement dated as of January 6, 1999
           between CyberCash, Inc., RGC International Investors, LDC
           and Halifax Fund, L.P. (14)
 4.11      Registration Rights Agreement dated as of January 6, 1999
           between CyberCash, Inc., RGC International Investors, LDC
           and Halifax Fund, L.P. (15)
 4.12      Form of Warrant issued to RGC International Investors, LDC and Halifax Fund, L.P. (16)
 4.13      Form of Warrant 98-1 dated as of November 6, 1998 between
           the Company and First USA Bank (17)
 4.14      Form of Warrant 98-2 dated as of November 6, 1998 between
           the Company and First USA Bank (18)
 4.15      Form of Warrant 98-3 dated as of November 6, 1998 between
           the Company and First USA Bank (19)
10.1       Form of Indemnity Agreement entered into between the Company and certain of its directors and executive officers (2) (20)
10.2       CyberCash, Inc. 1995 Stock Option Plan (2) (20)
10.3       Form of Incentive Stock Option (2) (20)
10.4       Form of Performance Stock Option (2) (20)
10.5       Form of Non-Statutory Stock Option (2) (20)
10.6       CyberCash, Inc. Employee Stock Purchase Plan (2) (20)
10.7       CyberCash, Inc. Non-Employee Directors Stock Option Plan (2)
           (20)
10.8       CyberCash, Inc. 1999 Restricted Stock Plan (20)
10.9       Sublease dated March 14, 1995 by and between the Company and
           Health Sciences Television Network, Inc. and Lease dated
           October 18, 1993 between Gateway Virginia Properties and
           Health Sciences Television Network, Inc. (21)

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
-------                      -----------------------
10.10      Lease dated November 30, 1994 by and between the Company and
           Gateway Virginia Properties, Inc. and First Amendment to
           Lease dated November 7, 1995 (22)
10.11      Second Amendment to Lease dated April 29, 1996 by and
           between the Company and Gateway Virginia Properties, Inc.
           (23)
10.12      Sublease Agreement dated December 1 6, 1996 by and between the Company and Gateway Virginia Properties, Inc. (24)
10.13      Lease Agreement dated August 11, 1998 between APA Properties
           No. 6, L.P. and the Company
10.14      Sublease dated March 22, 1999 between Computer Associates
           International Inc. and the Company
10.15      Form of Subscription Agreement between the Company and
           certain of its directors
10.16      Amended and Restated Investors Rights Agreement, dated
           August 24, 1994, between the Company and certain investors
           (25)
10.16(i)   Amendment, dated September 29, 1995, to Amended and Restated
           Investors' Rights Agreement (26)
10.17      BSAFE/TIPEM OEM Master License Agreement, dated September
           1995, by and between the Company and RSA Data Security, Inc.
           (27)
10.18      Purchase Agreement dated February 15, 1996 by and between
           the Company and Softbank Holdings, Inc. (28)
10.19      Joint Venture Agreement dated as of May 13, 1997 among the
           Company, CyberCash Japan C.V. and Softbank Corporation (29)
10.20      Software License Agreement dated as of May 13, 1997 between the Company and CyberCash K.K. (30)
10.21      Technology License Agreement dated as of December 17, 1997 between the Company and CyberCash GmbH (31)
10.22      Operating Agreement dated October 15, 1998 between the
           Company and First USA Bank
21.01      Subsidiaries of the Company
23.01      Consent of Ernst & Young LLP, Independent Auditors
           Financial Data Schedule

---------------
 (1) Incorporated herein by reference to the same-numbered exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 1998.

 (2) Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-80725) (the "S-1 Registration Statement").

 (3) Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 1997 (the "August 1997 8-K").

 (4) Incorporated herein by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 1998 (the "February 1998 8-K").

 (5) Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1998 (the "July 1998 8-K").

 (6) Incorporated herein by reference to Exhibit 4.1 to the July 1998 8-K.

 (7) Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 25, 1997 ("Second Quarter 1997 10-Q").

 (8) Incorporated herein by reference to Exhibit 10.4 to the Second Quarter 1997 10-Q.

 (9) Incorporated herein by reference to Exhibit 99.3 to the August 1997 8-K.

(10) Incorporated herein by reference to Exhibit 99.4 to the August 1997 8-K.

(11) Incorporated herein by reference to Exhibit 4.2 to the February 1998 8-K.

(12) Incorporated herein by reference to Exhibit 4.3 to the February 1998 8-K.

(13) Incorporated herein by reference to Exhibit 4.4 to the February 1998 8-K.

(14) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 1999 (the "January 1999 8-K").

(15) Incorporated herein by reference to Exhibit 4.2 to the January 1999 8-K.

(16) Incorporated herein by reference to Exhibit 4.3 to the January 1999 8-K.

(17) Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998 ("Third Quarter 1998 10-Q").

(18) Incorporated herein by reference to Exhibit 4.2 to the Third Quarter 1998 10-Q.

(19) Incorporated herein by reference to Exhibit 4.3 to the Third Quarter 1998 10-Q.

(20) Indicates a management compensatory plan, contract or arrangement.

(21) Incorporated by reference to Exhibit 10.8 to the S-1 Registration
     Statement.

(22) Incorporated by reference to Exhibit 10.9 to the S-1 Registration
     Statement.

(23) Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 1997 (the "1997 10-K").

(24) Incorporated by reference to Exhibit 10.11 to the 1997 10-K.

(25) Incorporated by reference to Exhibit 10.13 to the S-1 Registration
     Statement.

(26) Incorporated by reference to Exhibit 10.13(i) to the S-1 Registration Statement.

(27) Incorporated by reference to Exhibit 10.14 to the S-1 Registration
     Statement.

(28) Incorporated by reference to Exhibit 10.15 to the 1997 10-K.

(29) Incorporated by reference to Exhibit 10.5 to the Second Quarter 1997 10-Q.

(30) Incorporated by reference to Exhibit 10.6 to the Second Quarter 1997 10-Q.

(31) Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K405 filed with the Securities and Exchange Commission on March 31, 1998.