Form 10-Q
period 1999-03-31
CYBERCASH INC
filed 1999-05-17
CIK 1004232

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                         Common Stock, $0.001 Par Value
                                    (Class)
                               20,076,301 Shares
                        (Outstanding at March 31, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Consolidated Statements of Operations for the three months
            ended March 31, 1999 and 1998.............................      3
          Consolidated Balance Sheets as of March 31, 1999 and
            December 31, 1998.........................................      4
          Consolidated Statements of Cash Flows for the three months
            ended March 31, 1999 and 1998.............................      5
          Notes to Consolidated Financial Statements..................      6
Item 2.   Management's Discussion and Analysis of Financial Conditions
            and Results of Operations.................................      7
Item 3.   Qualitative and Quantitative Market Risk Disclosure.........     10
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     11
Item 2.   Changes in Securities.......................................     11
Item 3.   Defaults upon Senior Securities.............................     11
Item 4.   Submission of Matters to a Vote of Security-Holders.........     11
Item 5.   Other Information...........................................     11
Item 6.   Exhibits and Reports on Form 8-K............................     11
Signatures............................................................     12

                        PART I -- FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Revenues....................................................  $ 4,563,119   $ 1,141,630
Less: Returns and allowances................................      157,690            --
                                                              -----------   -----------
  Net revenues..............................................    4,405,429     1,141,630
Cost of revenues............................................    2,438,369     1,107,830
                                                              -----------   -----------
  Gross profit..............................................    1,967,060        33,800
Costs and expenses:
  Research and development..................................    2,547,201     1,671,498
  Sales and marketing.......................................    3,875,166     2,948,579
  General and administrative................................    1,714,162     1,695,207
  Amortization of intangibles...............................    1,936,521            --
                                                              -----------   -----------
Loss from operations........................................   (8,105,990)   (6,281,484)
Interest income and expense.................................      212,258       695,730
Other expense...............................................          (67)      (87,805)
                                                              -----------   -----------
Net loss....................................................  $(7,893,799)  $(5,673,559)
                                                              ===========   ===========
Net loss to shareholders....................................  $(7,893,799)  $(5,909,804)
                                                              ===========   ===========
Net loss per share..........................................  $     (0.40)  $     (0.52)
                                                              ===========   ===========
Weighted average shares outstanding.........................   19,717,347    11,387,642
                                                              ===========   ===========

                            See accompanying notes.

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,        DECEMBER 31,
                                                                  1999               1998
                                                              -------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  18,970,525      $ 10,902,532
  Restricted cash...........................................        354,936           347,733
  Accounts receivable, net..................................      3,757,061         4,661,574
  Prepaid expenses and other current assets.................        823,367           600,024
                                                              -------------      ------------
Total current assets........................................     23,905,889        16,511,863
Property and equipment, net.................................      9,094,086         9,050,162
Investment in affiliates....................................        242,947           242,947
Other long-term assets......................................      2,262,637         2,346,184
Intangibles, net............................................     63,236,794        65,173,315
                                                              -------------      ------------
Total assets................................................  $  98,742,353      $ 93,324,471
                                                              =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     903,011      $  2,339,623
  Accrued employee benefits and bonus.......................        769,248         1,432,536
  Other accrued expenses....................................        566,850           987,323
  Deferred revenue..........................................      1,006,531           970,783
                                                              -------------      ------------
Total current liabilities...................................      3,245,640         5,730,265
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.001 par value; 25,000,000 shares
     authorized; 20,096,301 shares issued and 20,076,301
     outstanding as of March 31, 1999 and 19,129,622 shares
     issued and 19,109,722 outstanding as of December 31,
     1998...................................................         20,096            19,130
  Additional paid-in capital................................    199,057,379       183,265,162
  Accumulated deficit.......................................   (102,774,587)      (94,880,787)
  Treasury stock, at cost, 20,000 shares....................       (120,000)         (120,000)
  Accumulated other comprehensive income....................       (428,866)         (420,750)
  Receivable from sale of Common Stock......................       (257,309)         (267,724)
  Unearned compensatory stock options.......................             --              (825)
                                                              -------------      ------------
Total stockholders' equity..................................     95,496,713        87,594,206
                                                              -------------      ------------
Total liabilities and stockholders' equity..................  $  98,742,353      $ 93,324,471
                                                              =============      ============

                            See accompanying notes.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------   ------------
OPERATING ACTIVITIES
  Net loss..................................................  $(7,893,799)  $ (5,673,559)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................      935,107        665,820
     Amortization of goodwill and intangible assets.........    1,936,521             --
     Expense recognized in association with issuance of
      stock, stock options and warrants.....................      597,950         34,138
     Accrued interest on receivable from sale of Common
      Stock.................................................       (3,755)        (9,678)
     Loss on disposal of property and equipment.............        3,822             --
     Changes in operating assets and liabilities:
       Restricted cash......................................       (7,203)            --
       Accounts receivable..................................      904,513        445,934
       Prepaid expenses and other current assets............     (223,343)      (530,407)
       Other long-term assets...............................       83,547       (302,933)
       Accounts payable and accrued expenses................   (2,346,083)     1,737,659
       Deferred revenue.....................................       35,748           (838)
                                                              -----------   ------------
          Net cash used in operating activities.............   (5,976,975)    (3,633,864)
INVESTING ACTIVITIES
  Sales of short-term investments...........................           --      8,779,773
  Investment in affiliates..................................           --         (1,972)
  Purchases of property and equipment.......................     (982,853)    (1,718,868)
                                                              -----------   ------------
          Net cash used in (provided by) investing
             activities.....................................     (982,853)     7,058,933
FINANCING ACTIVITIES
  Proceeds from issuance of Preferred Stock.................           --     14,409,171
  Proceeds from issuance of Common Stock....................   14,778,824             --
  Proceeds from receivable from sale of Common Stock........       14,170         93,170
  Proceeds from the exercise of stock options...............      242,944        106,454
                                                              -----------   ------------
          Net cash provided by financing activities.........   15,035,938     14,608,795
                                                              -----------   ------------
Effect of exchange rates changes on cash and cash
  equivalents...............................................       (8,117)       118,036
                                                              -----------   ------------
Net increase in cash and cash equivalents...................    8,067,993     18,151,900
Cash and cash equivalents at beginning of period............   10,902,532     13,222,234
                                                              ===========   ============
Cash and cash equivalents at end of period..................   18,970,525     31,374,134
                                                              ===========   ============
Supplemental disclosure of non-cash investing and financing
  activities:
Conversion of Preferred Stock to Common Stock...............  $        --   $ 12,865,778
                                                              ===========   ============
Accretion of Stated Value of Preferred Stock................  $        --   $    236,245
                                                              ===========   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. ("CyberCash" or the "Company") was incorporated on August 29, 1994 in the state of Delaware and was in the development stage from date of inception through December 31, 1996. CyberCash is a leader in secure, convenient e-commerce software and services, enabling e-commerce for merchants operating either in the physical "brick and mortar" world or the virtual world of the Internet.

     CyberCash solutions are the preferred choice for financial institutions, software developers and integrators, commerce and Internet service providers, and technology partners, offering unmatched ease and flexibility in integrating payment capabilities into value-added offerings to customers.

     The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full year.

2.  PRIVATE PLACEMENT

     On January 6, 1999 and March 28, 1999, the Company issued 609,719 and 309,859 Units, respectively, each Unit of which consists of one share of the Company's Common Stock and a Warrant to purchase 0.75 shares of the Company's Common Stock for $16.40 per Unit in a private placement for net proceeds of approximately $14,779,000. The Warrants are initially exercisable for 689,683 shares of Common Stock. The exercise price for each Warrant contained in a Unit is initially set at $20.00. If the average closing bid price of the Company's Common Stock over the 10 trading days preceding January 6, 2000, January 6, 2001 and January 6, 2002 is less than the $20.00 exercise price ("Reset Price"), the exercise price may be reset on these dates to the Reset Price. If an adjustment of the exercise price occurs, the number of shares of Common Stock that can be issued upon exercise of the Warrants would proportionately increase. The Warrants will expire on January 6, 2004.

3.  NET LOSS PER SHARE

     The following table sets forth the computation of the net loss per share:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Numerator:
Net loss....................................................  $(7,893,799)  $(5,673,559)
Accrued dividends to Preferred Stockholders.................           --      (236,245)
                                                              -----------   -----------
Net loss available to Common Stockholders...................  $(7,893,799)  $(5,909,804)
                                                              ===========   ===========
Denominator:
Weighted average shares outstanding.........................   19,717,347    11,387,642
Basic earnings per share....................................  $     (0.40)  $     (0.52)

                                CYBERCASH, INC.

4.  COMPREHENSIVE INCOME

     The components of comprehensive income for the three months ended March 31, 1999 and 1998 are as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Net loss....................................................  $(7,893,799)  $(5,673,559)
Foreign currency translation adjustments....................       (8,117)      118,036
                                                              -----------   -----------
Comprehensive income........................................  $(7,901,916)  $(5,555,523)
                                                              ===========   ===========

5.  SEGMENT INFORMATION

     The Company has three reportable segments: Payments, InstaBuy and International. The Company's revenues in the first quarter 1999 from each of these segments were $3,599,000 (79%) from Payments, $774,000 (17%) from InstaBuy and $190,000 (4%) from International. The Company's revenues in the first quarter 1998 from each of these segments were $459,000 (40%) from Payments, and $682,000 (60%) from International.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     Investors should read the following discussion in conjunction with the accompanying consolidated financial statements and the notes thereto. Our reported results for the first quarter of 1999, and the relationship between those results and the results for prior periods, are not necessarily indicative of our results in the future. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements other than statements of historical fact made in this discussion and throughout this Quarterly Report on Form 10-Q are forward looking. Our actual results could differ significantly from the results discussed in these forward-looking statements.

     In particular, the statements regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. The following discussion and the section entitled "Risk Factors" in Item 1 of our Annual Report on Form 10-K for 1998 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

     Our future operating performance will depend in large part on:

     - the rate of growth of electronic commerce,

     - our success at delivering products and services that meet market demands,

     - our ability to maintain and expand its distribution channels,

     - our ability to form additional alliances with banks and other financial institutions,

     - strategic decisions by major participants in the industry,

     - competitive pricing pressures,

     - legal and regulatory developments, and

     - general economic conditions.

     Moreover, the market for electronic payment services is still new and changing rapidly. It is not certain that our product and service offerings will find the widespread market acceptance required to support the level of investment made in these offerings. Most of the Company's efforts before 1998 were devoted to business development and marketing in preparation for, and anticipation of, the growth in electronic commerce. Largely, as a result of the expenses associated with these efforts, operating expenses increased each quarter through the end of 1996, but they remained constant at approximately $7.5 million for the five quarters ended March 31, 1998. Operating expenses increased to approximately $12.5 million for the last three quarters of 1998 and the first quarter of 1999, largely as a result of consolidating the operating results of ICVerify, which we acquired in the second quarter of 1998. We expect to maintain our operating expenses at approximately this level for the foreseeable future unless we make additional acquisitions. During the first quarter of 1999, we made significant investments to expand the technological infrastructure to support the growth of our Payment and InstaBuy service offerings. Marketing and sales expenditures also increased, as we focused on increasing our installed base of Internet merchants and on deploying our InstaBuy service.

     Electronic commerce appears to have become established, and promises to continue to grow rapidly. In this environment, the Company's success will depend largely on its ability to continue to compete successfully in its established Payments business, establish the Agile Wallet and the InstaBuy service, develop new products and services and market them successfully in a market that is becoming increasingly competitive.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

     Revenues. Our revenues for the three months ended March 31, 1999 were $4,563,000 compared to $1,142,000 for the three months ended March 31, 1998. During the first quarter of 1999, approximately 79% of our revenues came from our payments business, 17% from our InstaBuy program and 4% from our international operations. In contrast, the majority of our revenues in the first quarter of 1998 derived from licensing payment technology and fees for development work associated with these licensing activities. The Company's revenue growth resulted in part from an increase in our base of merchant customers by approximately 225% from March 31, 1998 to March 31, 1999, in part from implementing a new fee structure during 1998, under which we charge merchants a set-up and a monthly service fee in addition to transaction fees, and in part from the acquisition of ICVerify, Inc.

OPERATING EXPENSES

     Cost of Revenues. Cost of revenues consist primarily of the cost of operations to provide transaction processing, customer service and the software and hardware components for our software products. Cost of revenues increased by $1,330,000 from $1,108,000 for the three months ended March 31, 1998 to $2,438,000 for the three months ended March 31, 1999 primarily as a result of costs incurred to produce and distribute ICVerify software products.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of our service and product offerings and technologies. Research and development expenses increased $876,000 from $1,671,000 for the three months ended March 31, 1998 to $2,547,000 for the three months ended March 31, 1999. This increase was primarily due the continued focus on developing new technology, including the Agile Wallet technology and the acquisition of ICVerify, Inc. The Company plans to continue to make significant investments in research and development. To date, CyberCash has expensed all software development costs as incurred. The Company will continue to expense similar costs until it can be demonstrated that future benefits may be realized from costs incurred to develop the Company's software.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $926,000 from $2,949,000 for the three months ended March 31, 1998 to $3,875,000 for the three months ended March 31, 1999. A large portion of 1998 and 1999 sales and marketing expense was related to raising brand awareness of CyberCash and InstaBuy through television and magazine advertisements. We expect sales and marketing expenses to increase as we continue to promote our InstaBuy and Payment offerings.

     General and Administrative. General and administrative expenses consist primarily of compensation expense for management and support personnel and fees for professional services and other expenses not associated with our general management and administration and not attributable to a particular source of revenue, or type of expense. General and administrative expenses remained relatively flat from the three months ended March 31, 1998 to the three months ended March 31, 1999. We anticipate that general and administrative expenses will continue to be significant as our operations continue to develop and expand, however we do not anticipate that they will increase significantly.

     Amortization of Intangibles. We accounted for the acquisition of ICVerify in the second quarter of 1998 as a purchase. Accordingly, the purchase price was allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the purchase price, $400,000 was allocated to ICVerify's net assets, and the remainder to intangible assets. Intangible assets are being amortized using the straight-line method over their estimated useful lives.

     Interest Income. Interest income decreased $484,000 from $696,000 for the three months ended March 31, 1998 to $212,000 for the three months ended March 31, 1999. CyberCash funded the acquisition of ICVerify and operating activities out of cash generated from private placements in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, CyberCash had cash and cash equivalents of $18,971,000 compared to $10,903,000 at December 31, 1998. The increase of $8,068,000 resulted from a net loss of $7,894,000, offset by net cash proceeds of $15,036,000 from the private placement and exercise of stock options, and by non-cash expenses of $3,470,000 for depreciation, amortization, expenses related to the issuance of stock, warrants and options, provision for doubtful accounts and disposal of property and equipment. In addition, the Company had cash outflows for capital expenditures of $983,000 and operating activities and the effect of exchange rates of $1,561,000.

     CyberCash currently anticipates that its current available cash resources combined with future cash flows from operations will be sufficient to meet its presently anticipated cash needs, including its working capital requirements for at least twelve to fifteen months. Thereafter, CyberCash may need to raise additional funds. Additional funds may be required sooner than anticipated in order to:

     - fund more rapid expansion,

     - develop new or enhanced services,

     - respond to competitive pressures or

     - acquire complementary businesses or technologies.

     If CyberCash does raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders will be reduced, stockholders may experience additional dilution, or equity securities issued may have rights, preferences or privileges senior to those of common stockholders. The Company cannot assure you that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on its business, financial condition or operating results.

ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURE

     Not Applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     On January 6, 1999 and March 28, 1999, the Company completed a private placement, with net proceeds of approximately $14,779,000. On those dates, the Company issued 609,719 and 309,859 Units, respectively, each of which consists of one share of the Company's Common Stock and a Warrant to purchase 0.75 shares of the Company's Common Stock. The price was $16.40 per Unit. The Warrants are initially exercisable for 689,683 shares of Common Stock. The initial exercise price for the Warrants is $20.00 per share. If the average closing bid price of the Company's Common Stock over the 10 trading days preceding January 6, 2000, January 6, 2001 and January 6, 2002 (the "Reset Price"), is less than $20.00 per share, the exercise price will be reset to the Reset Price. If this happens, the number of shares of Common Stock to be issued upon exercise of the Warrants would increase proportionately. The Warrants will expire on January 6, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         4.1 Form of Warrant dated as of January 6, 1999.(1)

        10.1 Securities Purchase Agreement dated as of January 11, 1999 among the Company, RGC International Investors, LDC and Halifax Fund, L.P.(1)

        10.2 Registration Rights Agreement dated as of January 11, 1999 among the Company, RGC International Investors, LDC and Halifax Funds, L.P.(1)

        27   Financial Data Schedule
---------------
(1) Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on January 11, 1999.

     (b) Reports on Form 8-K

     On January 11, 1999 the Company filed a Form 8-K that reported under items 5 and 7 the closing of a private placement of common stock and warrants on January 6, 1999.

     On February 5, 1999, the Company filed a Form 8-K/A to update further, under item 5, the unaudited pro forma financial information for the nine months ended September 30, 1998 for items related to its acquisition of ICVerify, Inc.

     On April 6, 1999 the Company filed a Form 8-K that reported under items 5 and 7 the closing of a private placement of common stock and warrants on March 31, 1999.

     On April 6, 1999, the Company filed a Form 8-K/A to update further, under item 5, the unaudited pro forma financial information for the nine months ended September 30, 1998 for items related to its acquisition of ICVerify, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CYBERCASH, INC.
                                          (Registrant)

                                          /s/ WILLIAM N. MELTON
                                          William N. Melton
                                          Chairman and Chief Executive Officer
Date: May 14, 1999

                                          /s/ JAMES J. CONDON
                                          James J. Condon
                                          President
                                          and Chief Financial Officer
Date: May 14, 1999