Form 10-Q
period 1999-06-30
CYBERCASH INC
filed 1999-08-16
CIK 1004232

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER: 0-27470

                            -------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS                            OUTSTANDING AT JUNE 30, 1999
                 -----                            ----------------------------
     Common Stock, $0.001 par value                    20,204,484 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                              NUMBER
------------------------------------------------------------------------------------
PART I          FINANCIAL INFORMATION
 Item 1         Consolidated Financial Statements
                Consolidated Statements of Operations for the three and six
                months ended June 30, 1999 and 1998.........................     3
                Consolidated Balance Sheets as of June 30, 1999 and December
                31, 1998....................................................     4
                Consolidated Statements of Cash Flows for the six months
                ended June 30, 1999 and 1998................................     5
                Notes to Consolidated Financial Statements..................     6
 Item 2         Management's Discussion and Analysis of Financial Conditions
                and Results of Operations...................................     8
 Item 3         Qualitative and Quantitative Market Risk Disclosure.........    11

PART II         OTHER INFORMATION
 Item 1         Legal Proceedings...........................................    12
 Item 2         Changes in Securities.......................................    12
 Item 3         Defaults upon Senior Securities.............................    12
 Item 4         Submission of Matters to a Vote of Security-Holders.........    12
 Item 5         Other Information...........................................    12
 Item 6         Exhibits and Reports on Form 8-K............................    12

SIGNATURES..................................................................    14

                        PART I -- FINANCIAL INFORMATION

                   ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                         --------------------------   ---------------------------
                                             1999          1998           1999           1998
                                         ------------   -----------   ------------   ------------
Revenues...............................  $  4,329,002   $ 2,505,706   $  8,892,121   $  3,647,336
Less: returns and allowances...........       110,389        62,643        268,079         62,643
                                         ------------   -----------   ------------   ------------
          Net revenues.................     4,218,613     2,443,063      8,624,042      3,584,693
Cost of revenues.......................     3,299,736     1,583,544      5,903,954      2,489,374
                                         ------------   -----------   ------------   ------------
          Gross profit.................       918,877       859,519      2,720,088      1,095,319
Costs and expenses:
  Research and development.............     2,395,514     2,140,189      4,942,715      4,013,687
  Sales and marketing..................     4,460,042     4,655,423      8,169,360      7,604,001
  General and administrative...........     2,139,245     1,879,503      3,853,407      3,574,711
  Amortization of intangibles..........     1,936,521     1,291,014      3,873,042      1,291,014
  Restructuring Charge.................            --       608,755             --        608,755
                                         ------------   -----------   ------------   ------------
          Loss from operations.........   (10,012,445)   (9,715,365)   (18,118,436)   (15,996,849)
Interest and other income..............        51,019       135,087        263,277        830,817
Other expense..........................            --       (21,248)           (67)      (109,053)
Loss from investments..................    (1,000,000)           --     (1,000,000)            --
                                         ------------   -----------   ------------   ------------
          Net loss.....................  $(10,961,426)  $(9,601,526)  $(18,855,226)  $(15,275,085)
                                         ============   ===========   ============   ============
Net loss per share.....................  $      (0.54)  $     (0.68)  $      (0.94)  $      (1.21)
                                         ============   ===========   ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,      DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  14,184,594   $ 10,902,532
  Restricted cash...........................................        354,936        347,733
  Accounts receivable, net..................................      2,912,054      4,661,574
  Prepaid expenses and other current assets.................        783,095        600,024
                                                              -------------   ------------
          Total current assets..............................     18,234,679     16,511,863
Property and equipment, net.................................      9,054,485      9,050,162
Investment in affiliates....................................        242,947        242,947
Other long-term assets......................................      1,278,523      2,346,184
Intangibles, net............................................     61,300,273     65,173,315
                                                              -------------   ------------
TOTAL ASSETS................................................  $  90,110,907   $ 93,324,471
                                                              =============   ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................        946,037      2,474,155
  Accrued employee benefits and bonus.......................        677,968      1,432,060
  Other accrued expenses....................................      1,459,921        853,268
  Deferred revenue..........................................        983,067        970,783
                                                              -------------   ------------
          Total current liabilities.........................      4,066,993      5,730,266
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 40,000,000 shares
     authorized; 20,204,484 shares issued and 20,184,484
     outstanding as of June 30, 1999 and 19,129,722 shares
     issued and 19,109,722 outstanding as of December 31,
     1998...................................................         20,205         19,130
  Additional paid-in capital................................    200,625,156    183,265,162
  Accumulated deficit.......................................   (113,736,013)   (94,880,788)
  Treasury stock, at cost, 20,000 shares....................       (120,000)      (120,000)
  Accumulated other comprehensive income....................       (484,315)      (420,750)
  Receivable from sale of Common Stock......................       (261,119)      (267,724)
  Unearned compensatory stock options.......................             --           (825)
                                                              -------------   ------------
          Total stockholders' equity........................     86,043,914     87,594,205
                                                              -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $  90,110,907   $ 93,324,471
                                                              =============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(18,855,226)  $(15,275,085)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     1,850,589      1,451,449
  Amortization..............................................     3,873,042      1,291,014
  Loss from write-off of investment.........................     1,000,000             --
  Expense recognized in association with issuance of stock,
     stock options and warrants.............................       735,352         63,443
  Loss on disposal of assets................................       158,731         31,901
  Accrued interest on receivable from sale of Common
     Stock..................................................        (7,565)       (19,499)
  Changes in operating assets and liabilities:
     Restricted cash........................................        (7,203)            --
     Accounts receivable....................................     1,749,520        601,634
     Prepaid expenses and other current assets..............      (183,071)    (1,272,663)
     Other long-term assets.................................        47,220       (697,929)
     Accounts payable and accrued expenses..................    (1,501,266)     1,899,898
     Deferred revenue.......................................        12,284        104,063
                                                              ------------   ------------
Net cash used in operating activities.......................   (11,127,593)   (11,821,774)
INVESTING ACTIVITIES
Sales of short-term investments.............................            --      8,779,773
Acquisition of ICVerify, net of cash received...............            --    (15,690,500)
Investment in affiliates....................................        20,441     (1,001,972)
Purchases of property and equipment.........................    (2,013,643)    (2,692,725)
                                                              ------------   ------------
Net cash used in investing activities.......................    (1,993,202)   (10,605,424)
FINANCING ACTIVITIES
Proceeds from issuance of Preferred Stock...................            --     14,409,171
Proceeds from issuance of Common Stock......................    14,920,954             --
Proceeds from receivable from sale of Common Stock..........        14,170        151,356
Proceeds from the issuance of Common Stock through the
  Employee
Stock Purchase Plan.........................................       238,840        163,152
Proceeds from the issuance of Common Stock through the
  Employee Stock Option Plan................................     1,292,458        336,760
                                                              ------------   ------------
Net cash provided by financing activities...................    16,466,422     15,060,439
                                                              ------------   ------------
Effect of exchange rates changes on cash and cash
  equivalents...............................................       (63,565)       (92,085)
                                                              ------------   ------------
Net Increase (Decrease) In Cash And Cash Equivalents........     3,282,062     (7,458,844)
Cash And Cash Equivalents, at beginning of period...........    10,902,532     13,222,234
                                                              ------------   ------------
Cash And Cash Equivalents, at end of period.................  $ 14,184,594   $  5,763,390
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of Common Stock grants to employees................  $    174,290   $         --
                                                              ============   ============
Conversion of Preferred Stock to Common Stock...............  $         --   $ 21,699,835
                                                              ============   ============
Accretion of Stated Value of Preferred Stock................  $         --   $    344,756
                                                              ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. ("CyberCash" or the "Company") was incorporated on August 29, 1994 in the state of Delaware. CyberCash is the world leader in secure, convenient payment technologies and services, enabling e-commerce across the entire market spectrum from electronic retailing environments to the Internet. CyberCash provides a complete line of software products and services allowing merchants, billers, financial institutions and consumers to conduct secure transactions using the broadest array of popular payment forms.

     The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses June 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

2.  PRIVATE PLACEMENT

     On January 6, 1999 and March 28, 1999, the Company issued 609,719 and 309,859 Units, respectively, in a private placement for net proceeds of approximately $14,921,000. Each Unit of which consists of one share of the Company's Common Stock and a Warrant to purchase 0.75 shares of the Company's Common Stock for $16.40 per Unit. The Warrants are initially exercisable for 689,683 shares of Common Stock. The exercise price for each Warrant contained in a Unit is initially set at $20.00. If the average closing bid price of the Company's Common Stock over the 10 trading days preceding January 6, 2000, January 6, 2001 and January 6, 2002 is less than the $20.00 exercise price ("Reset Price"), the exercise price may be reset on these dates to the Reset Price. If an adjustment of the exercise price occurs, the number of shares of Common Stock that can be issued upon exercise of the Warrants would proportionately increase. The Warrants will expire on January 6, 2004.

3.  ACQUISITION OF TELLAN SOFTWARE, INC.

     On July 23, 1999, CyberCash acquired all the outstanding shares of the capital stock of Tellan Software, Inc. ("Tellan"). The cost of the acquisition was approximately $13.1 million, including fees and expenses. The purchase price included $1 million in cash and 1,105,024 shares of CyberCash's Common Stock. In addition, Tellan shareholders may be entitled to additional cash payments based upon the achievement of specific milestones estimated at approximately $1.1 million over the next three years. The acquisition will be accounted for as a purchase.

                                CYBERCASH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                         --------------------------   ---------------------------
                                             1999          1998           1999           1998
                                         ------------   -----------   ------------   ------------
Numerator:
Net loss...............................  $(10,961,426)  $(9,601,526)  $(18,855,226)  $(15,275,085)
Accrued dividends to Preferred
  Stockholders.........................            --      (165,840)            --       (344,756)
                                         ------------   -----------   ------------   ------------
Net loss available to Common
  Stockholders.........................  $(10,961,426)  $(9,767,366)  $(18,855,226)  $(15,619,841)
                                         ============   ===========   ============   ============
Denominator:
Weighted average shares outstanding....    20,179,852    14,303,615     19,955,973     12,860,256
Basic earnings per share...............  $      (0.54)  $     (0.68)  $      (0.94)  $      (1.21)
                                         ============   ===========   ============   ============
Diluted earnings per share.............  $      (0.54)  $     (0.68)  $      (0.94)  $      (1.21)
                                         ============   ===========   ============   ============

5.  COMPREHENSIVE INCOME

     The components of comprehensive income for the six months ended June 30, 1999 and 1998 are as follows:

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                         --------------------------   ---------------------------
                                             1999          1998           1999           1998
                                         ------------   -----------   ------------   ------------
Net loss...............................  $(10,961,426)  $(9,601,526)  $(18,855,226)  $(15,275,085)
Foreign currency translation
  adjustments..........................       (55,448)     (210,121)       (63,565)       (92,085)
                                         ------------   -----------   ------------   ------------
Comprehensive income...................  $(11,016,874)  $(9,811,647)  $(18,918,792)  $(15,367,170)
                                         ============   ===========   ============   ============

6.  SEGMENT INFORMATION

     The Company has three reportable segments: Payments, Agile Wallet and International. The Company's revenues in the three and six months ended June 30, 1999 from each of these segments were $4,154,000 (96%) and $7,753,000 (87%) from Payments, $12,000 (<1%) and $786,000 (9%) from Agile Wallet and $164,000 (4%)
and $353,000 (4%) from International, respectively. The Company's revenues in the three and six months ended June 30, 1998 from each of these segments were $2,085,000 (98%) and $2,544,000 (78%) from Payments and $35,000 (2%) and
$717,000 (22%) from International, respectively.

7.  LOSS FROM INVESTMENTS

     Loss from investments consists of the adjustment to the carrying value of an investment in a technology company. During the second quarter of 1999 this asset was determined to be impaired and was written off based on the criteria established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Disposed of."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Investors should read the following discussion in conjunction with the accompanying consolidated financial statements and the notes thereto. Our reported results for the second quarter of 1999, and the relationship between those results and the results for prior periods, are not necessarily indicative of our results in the future. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements other than statements of historical fact made in this discussion and throughout this Quarterly Report on Form 10-Q are forward looking. Our actual results could differ significantly from the results discussed in these forward-looking statements.

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

OVERVIEW

     Our future operating performance will depend in large part on:

     - the rate of growth of electronic commerce

     - our success in broadening our offerings by adding new products and services to assist merchants in growing their businesses

     - our ability to identify, develop, and deliver products and services that meet market demands,

     - our ability to maintain and expand our distribution channels

     - our ability to form additional alliances with financial institutions and with significant Internet merchants and portals

     - strategic decisions by major participants in the industry

     - competitive pricing pressures

     - legal and regulatory developments

     - the successful integration of Tellan

     - general economic conditions.

     The market for electronic payment services is still new and changing rapidly. It is not certain that our product and service offerings will find the widespread market acceptance required to support the level of investment made in these offerings. Most of the Company's efforts before 1998 were devoted to business development and marketing in preparation for, and anticipation of, the growth in electronic commerce. Largely, as a result of the expenses associated with these efforts, operating expenses increased each quarter through the end of 1996, but they remained constant at approximately $7.5 million for the five quarters ended March 31, 1998. Operating expenses increased to approximately $12.5 million for the last three quarters of 1998 and the first two quarters of 1999, largely as a result of consolidating the operating results of ICVerify, which we acquired in the second quarter of 1998. During the first two quarters of 1999, we made significant investments and/or commitments to expand our technological infrastructure and offerings to support the growth of our Payments and Agile Wallet businesses. Marketing and sales expenditures also increased, as we focused on increasing our installed base of Internet merchants and on deploying our InstaBuy service on the Agile Wallet platform. We expect our operating expenses to increase significantly in the third and fourth quarters of 1999 due largely to a sharp increase in marketing expenses, including a major advertising campaign and expenses related to the distribution of our Agile Wallet platform. We will also experience some increases in operating expenses due to the acquisition of Tellan.

     Electronic commerce appears to have become established, and promises to continue to grow rapidly. In this environment, our success will depend largely on our ability to continue to compete successfully, to further establish the Payments and the Agile Wallet businesses, to develop new products and services and to market them successfully in a market that is becoming increasingly competitive.

RESULTS OF OPERATIONS

     Revenues. For the three and six months ended June 30, 1998, the majority of our revenues were derived from licensing our technology and from fees for development work associated with licensing activities. The principal sources of revenues were substantially different for the corresponding periods in 1999. Most of our revenues during three-month and six-month periods of 1999 came from our Payments business, which includes both payments services and software. This business was responsible for approximately 96% of revenues in the three-month period and 87% in the six-month period. Its growth between the 1998 and 1999 periods resulted in part from an increase in our base of merchant customers by approximately 185% from June 30, 1998, in part from implementing a new fee structure during 1998, under which we charge merchants a set-up and a monthly service fee in addition to transaction fees, and in part from the acquisition of ICVerify, Inc. Revenues from our International operations, represented 4% of total revenues for both the three-month and the six-month periods. During the six months ended June 30, 1999, approximately 9% of our revenues came from our Agile Wallet business, but all of that was in the first quarter. In the three months ended June 30, 1999, changes in the rapidly-evolving market for electronic wallets caused delays in anticipated revenues from licensing the Agile Wallet, and we recognized no revenue from that activity. The market for electronic wallet services continues to change rapidly and unpredictably. Thus revenues from our Agile Wallet business are likely to fluctuate significantly over the next twelve to eighteen months, and this could cause substantial fluctuations in quarterly operating results during that time.

     Cost of Revenues. Cost of revenues consist primarily of cost of operations to provide transaction processing and customer support, labor costs for providing development work associated with licensing activities, and the manufacturing and distribution costs of the ICVerify software products. Cost of revenues increased $1,716,000 from $1,584,000 for the three months ended June 30, 1998 to $3,300,000 for the three months ended June 30, 1999 and increased $3,415,000 from $2,489,000 for the six months ended June 30, 1998 to $5,904,000 for the six months ended June 30, 1999. The increases are primarily a result of costs incurred to produce and distribute ICVerify software products and enlarging and enhancing the our customer support operations, including adding customer support personnel during 1999.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of our services and technologies. Research and development expenses increased $256,000 from $2,140,000 for the three months ended June 30, 1998 to $2,396,000 for the three months ended June 30, 1999 and increased $929,000 from $4,014,000 for the six months ended June 30, 1998 to $4,943,000 for the six months ended June 30, 1999. This increase was due in part to the continued focus on developing new technology, including the Agile Wallet technology and in part to the acquisition of ICVerify, Inc. We plan to continue to make significant investments in research and development. We have expensed all software development costs as incurred, and we will continue to do so until it can be demonstrated that future benefits may be realized from costs incurred to develop our software.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses decreased $195,000 from $4,655,000 for the three months ended June 30, 1998 to $4,460,000 for the three months ended June 30, 1999 and increased $565,000 from $7,604,000 for the six months ended June 30, 1998 to $8,169,000 for the six months ended June 30, 1999. A large portion of 1999 sales and marketing expense was related to promoting our new InstaBuy service on the Agile Wallet platform through a multi-media campaign. We anticipate that sales and marketing expenses will continue to be significant and will rise sharply in the remaining part of 1999 due to a major multi-media corporate branding campaign launched in July 1999.

     General and Administrative. General and administrative expenses consist primarily of compensation expense for management and support personnel and fees for professional services and other expenses not attributable to a particular source of revenue, or type of expense. General and administrative expenses increased $259,000 from $1,880,000 for the three months ended June 30, 1998 to $2,139,000 for the three months ended June 30, 1999 and increased $278,000 from $3,575,000 for the six months ended June 30, 1998 to $3,853,000 for the six months ended June 30, 1999. We anticipate that general and administrative expenses will continue to be significant as our operations continue to develop and expand, however we do not anticipate that they will increase significantly.

     Amortization of Intangibles. The acquisition of ICVerify in the second quarter of 1998 was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the purchase price, $400,000 was allocated to ICVerify's net assets, and the remainder to intangible assets. Intangible assets are being amortized using the straight-line method over their estimated useful lives. We anticipate that amortization of intangibles will increase as a result of our acquisition of Tellon Software, Inc. in July 1999.

     Restructuring Charge. Restructuring charges consist of severance and other expenses related to a reduction-in-force of the Company's employee base. In June 1998, the Company reduced the size of its employee base by approximately 20%, which resulted in costs of $609,000.

     Interest Income. Interest income decreased $84,000 from $135,000 for the three months ended June 30, 1998 to $51,000 for the three months ended June 30, 1999. CyberCash funded operating activities out of cash generated from private placements in 1999.

     Loss From Investments. Loss from investments consists of the adjustment to the carrying value of an investment in a technology company. During the second quarter of 1999 this asset was determined to be impaired and was written off based on the criteria established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Disposed of."

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, we had cash and cash equivalents of $14,185,000 compared to $10,903,000 at December 31, 1998. The increase of $3,282,000 resulted from a net loss of $18,855,000, offset by net cash proceeds of $16,466,000 from the private placement and exercise of stock options and stock purchase through the employee stock purchase plan, by non-cash expenses of $6,610,000 for depreciation, amortization, expenses related to the issuance of stock, warrants and options, provision for doubtful accounts and disposal of property and equipment and operating activities and the effect of exchange rates of $1,054,000. In addition, we had cash outflows for capital expenditures and investment in affiliates of $1,993,000.

     We have registered for future sale, on an as needed basis, $60 million in securities pursuant to an unallocated shelf registration. In order to finance our planned marketing campaign, an investment in a strategic partnership, losses from operations, and possible strategic acquisitions, we anticipate raising up to that amount in one or more financings over the next twelve months. We have conducted preliminary discussions with several institutional investors, and we believe that we should be able to raise the necessary funds most likely through the sale of common stock or debt securities or preferred stock that is convertible into common stock.

     If we do raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders will be reduced, stockholders may experience additional dilution, or equity securities issued may have rights, preferences or privileges senior to those of common stockholders. We cannot give any assurance that we will, in fact, be able to raise additional funds on desirable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, we may be unable to develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures. This would be likely to have a material adverse effect on our business.

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

     Our efforts are organized and managed by a formal, enterprise-wide project team, which has executive sponsorship and representation from each of our principal lines of business and our development, finance, operations, legal and information technology teams. These efforts are in addition to less formal efforts we conducted before the formal establishment of this project team in November 1998. We continue to make satisfactory progress on our planned work toward addressing year-2000 issues; and we have no reason to believe that we will not complete that work on schedule. We currently estimate that our direct labor costs for addressing year 2000 issues will be approximately $500,000.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURE

     Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of CyberCash, Inc. on June 26, 1999 at 10:00 am, (EST), in Reston, Virginia, the following matters were submitted to a vote of the stockholders:

     1) Reelection of Michael Rothschild as a director of the Company. The following directors' terms of office continued after the Annual Meeting of Stockholders: William N. Melton, Daniel Lynch, Garen Staglin, and Charles Russell.

     2) Approval of an amendment to the Company's 1995 Stock Option Plan, which will increase by 4 million shares the number of shares of Common Stock the Company is authorized to issue pursuant to stock options under the plan.

     3) Approval of an amendment to the Company's Non-Employee Directors' 1995 Stock Option Plan, which will increase by 500,000 shares the number of shares of Common Stock the Company is authorized to issue pursuant to stock options under that plan; and

     4) Ratification of appointment of independent auditors. The appointment of Ernst & Young LLP for the year ending December 31, 1999 was ratified by the stockholders.

                              TABULATION OF VOTES

                                                                 WITHHELD/                  BROKER
                      MATTER                         IN FAVOR     AGAINST    ABSTENTIONS   NONVOTES
                      ------                        ----------   ---------   -----------   ---------
Director Election:
  Michael Rothschild..............................  16,342,873    106,171          --             --
Amendment of the 1995 Stock Option Plan...........   6,157,024    662,902      61,714      9,567,404
Amendment of the Non-Employee Directors' 1995
  Stock Option Plan...............................   6,111,011    700,757      69,872      9,567,404
Appointment of Independent Auditors...............  16,286,650    109,957      52,437             --

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
-------    -------------------
 10.1      Amendment [No. 3] to Lease between Gateway Virginia
           Properties, Inc. and Cybercash, Inc.

     (b) Reports on Form 8-K

     On July 6, 1999, the Company filed a Form 8-K announcing that it had entered into a definitive agreement to acquire Tellan Software, Inc.

     On July 29, 1999, the Company filed a Form 8-K announcing that it had completed the acquisition of Tellan Software, Inc. on July 23, 1999.

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

                                                     CyberCash, Inc.
                                          --------------------------------------
                                                       (Registrant)

Date: August 16, 1999                            /s/ WILLIAM N. MELTON

                                          --------------------------------------
                                                    William N. Melton
                                           Chairman and Chief Executive Officer

Date: August 16, 1999                             /s/ JAMES J. CONDON

                                          --------------------------------------
                                                     James J. Condon
                                          President and Chief Operating Officer