Form 10-Q
period 1999-09-30
CYBERCASH INC
filed 1999-11-15
CIK 1004232

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                         Common Stock, $0.001 Par Value
                                    (Class)
                               22,957,701 Shares
                       (Outstanding at November 7, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        ---------
PART I    FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Consolidated Statements of Operations for the three and nine
            months ended September 30, 1999 and 1998..................      3
          Consolidated Balance Sheets as of September 30, 1999 and
            December 31, 1998.........................................      4
          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 and 1998.........................      5
          Notes to Consolidated Financial Statements..................      6
Item 2.   Management's Discussion and Analysis of Financial Conditions
            and Results of Operations.................................      8
Item 3.   Qualitative and Quantitative Market Risk Disclosure.........     12
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     13
Item 2.   Changes in Securities.......................................     13
Item 3.   Defaults upon Senior Securities.............................     13
Item 4.   Submission of Matters to a Vote of Security-Holders.........     13
Item 5.   Other Information...........................................     13
Item 6.   Exhibits and Reports on Form 8-K............................     13
Signatures............................................................     15

                        PART I -- FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          --------------------------   --------------------------
                                              1999          1998           1999          1998
                                          ------------   -----------   ------------   -----------
Revenues................................  $  5,099,528   $ 4,522,285   $ 13,991,649     8,169,621
Less: returns and allowances............       107,980       136,014        376,059       198,657
                                          ------------   -----------   ------------   -----------
  Net revenues..........................     4,991,548     4,386,271     13,615,590     7,970,964
Cost of revenues........................     3,059,681     2,438,345      8,222,562     4,760,073
                                          ------------   -----------   ------------   -----------
  Gross profit..........................     1,931,867     1,947,926      5,393,028     3,210,891
Costs and expenses:
  Research and development..............     2,904,705     2,342,087      7,847,419     6,355,774
  Sales and marketing...................     8,785,564     3,469,635     17,695,996    11,241,282
  General and administrative............     2,339,861     1,866,326      6,193,268     5,441,037
  Amortization of intangibles...........     2,234,468     1,936,521      6,107,510     3,227,535
  Restructuring Charge..................            --            --             --       608,755
                                          ------------   -----------   ------------   -----------
Loss from operations....................   (14,332,731)   (7,666,643)   (32,451,165)  (23,663,492)
Interest and other income...............       132,202        45,293        395,412       876,110
Other expense...........................            --       (10,723)            --      (119,776)
Loss from investments...................            --            --     (1,000,000)           --
                                          ------------   -----------   ------------   -----------
Net loss................................  $(14,200,529)  $(7,632,073)  $(33,055,753)  (22,907,158)
                                          ============   ===========   ============   ===========
Net loss per share......................  $      (0.65)  $     (0.51)  $      (1.61)        (1.71)
                                          ============   ===========   ============   ===========

                            See accompanying notes.

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  13,406,216   $  10,902,532
  Restricted cash...........................................        354,936         347,733
  Accounts receivable, net..................................      4,317,198       4,661,574
  Prepaid expenses and other current assets.................        936,900         600,024
                                                              -------------   -------------
Total current assets........................................     19,015,250      16,511,863
Property and equipment, net.................................      9,758,403       9,050,162
Investment in affiliates....................................      3,742,947         242,947
Other long-term assets......................................      1,228,148       2,346,184
Intangibles, net............................................     70,655,960      65,173,315
                                                              -------------   -------------
Total assets................................................  $ 104,400,708   $  93,324,471
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   1,628,144   $   2,474,155
  Accrued employee benefits and bonus.......................        747,396       1,432,060
  Other accrued expenses....................................      1,673,064         853,268
  Deferred revenue..........................................      1,516,705         970,783
                                                              -------------   -------------
Total current liabilities...................................      5,565,309       5,730,266
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.001 par value; 25,000,000 shares
     authorized; 22,977,139 shares issued and 22,957,139
     outstanding as of September 30, 1999 and 19,129,622
     shares issued and 19,109,722 outstanding as of December
     31, 1998...............................................         22,977          19,130
  Additional paid-in capital................................    227,618,042     183,265,162
  Accumulated deficit.......................................   (127,936,541)    (94,880,788)
  Treasury stock, at cost, 20,000 shares....................       (120,000)       (120,000)
  Accumulated other comprehensive income....................       (484,091)       (420,750)
  Receivable from sale of Common Stock......................       (264,988)       (267,724)
  Unearned compensatory stock options.......................             --            (825)
                                                              -------------   -------------
Total stockholders' equity..................................     98,835,399      87,594,205
                                                              -------------   -------------
Total liabilities and stockholders' equity..................  $ 104,400,708   $  93,324,471
                                                              =============   =============

                            See accompanying notes.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
OPERATING ACTIVITIES
  Net loss..................................................  $(33,055,753)  $(22,907,158)
  Adjustments to reconcile net loss to net cash used in
     operating
     activities:
     Depreciation...........................................     2,807,096      2,236,376
     Amortization...........................................     6,107,510      3,227,535
     Loss from write-off of investment......................     1,000,000             --
     Expense recognized in association with issuance of
       stock, stock options and warrants....................     1,300,468         83,632
     Loss on disposal of assets.............................       165,007        211,973
     Accrued interest on receivable from sale of Common
       Stock................................................       (11,434)       (23,364)
     Changes in operating assets and liabilities:
       Restricted cash......................................        (7,203)            --
       Accounts receivable..................................       720,589       (499,993)
       Prepaid expenses and other current assets............      (293,839)    (1,962,074)
       Other long-term assets...............................       118,036       (192,572)
       Accounts payable and accrued expenses................      (635,812)     1,878,968
       Deferred revenue.....................................       481,413        186,299
                                                              ------------   ------------
          Net cash used in operating activities.............   (21,303,922)   (17,760,378)
INVESTING ACTIVITIES
  Sales of short-term investments...........................            --      8,779,773
  Acquisitions, net of cash received........................      (634,782)   (15,690,498)
  Investment in affiliates..................................    (3,500,000)    (1,001,972)
  Purchases of property and equipment.......................    (3,564,739)    (5,333,829)
                                                              ------------   ------------
          Net cash used in investing activities.............    (7,699,521)   (13,246,526)
FINANCING ACTIVITIES
  Proceeds from issuance of Preferred Stock.................            --     29,262,372
  Proceeds from issuance of Common Stock....................    29,890,818      3,600,000
  Proceeds from receivable from sale of Common Stock........        14,170        562,890
  Proceeds from the issuance of Common Stock through the
     Employee Stock Purchase Plan...........................       238,840        163,152
  Proceeds from the issuance of Common Stock through the
     Employee Stock Option Plan.............................     1,426,640        690,819
                                                              ------------   ------------
          Net cash provided by financing activities.........    31,570,468     34,279,233
                                                              ------------   ------------
Effect of exchange rates changes on cash and cash
  equivalents...............................................       (63,341)       (91,314)
                                                              ------------   ------------
Net increase/(decrease) in cash and cash equivalents........     2,503,684      3,181,015
Cash and cash equivalents at beginning of period............    10,902,532     13,222,234
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $ 13,406,216   $ 16,403,249
                                                              ------------   ------------
Supplemental disclosure of non-cash investing and financing
  activities:
Issuance of Common Stock grants to employees................  $    233,919   $         --
                                                              ============   ============
Conversion of Preferred Stock to Common Stock...............  $         --   $ 21,699,835
                                                              ============   ============
Accretion of Stated Value of Preferred Stock................  $         --   $    344,756
                                                              ============   ============
Supplemental disclosure of acquisition activities:
Assets and intangibles acquired.............................  $ 12,739,809   $ 72,489,536
Liabilities.................................................      (163,731)    (1,728,649)
Common stock and stock options..............................   (11,326,496)   (54,230,954)
                                                              ------------   ------------
                                                                 1,249,582     16,529,933
Less: cash received.........................................       614,800        839,435
                                                              ------------   ------------
Cash paid...................................................  $    634,782   $ 15,690,498
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

     The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

2.  FINANCING

     On January 6, 1999 and March 31, 1999, the Company issued in a private placement 609,756 and 304,878 Units, respectively, each consisting of one share of the Company's Common Stock and Warrants to purchase 0.75 shares of Common Stock. The price of each Unit was $16.40, and the net proceeds were approximately $14,779,000. The initial exercise price of the Warrants are $20.00 per share. If the average closing bid price of the Company's Common Stock over the 10 trading days preceding January 6, 2000, January 6, 2001 or January 6, 2002 (the "Reset Price") is less than the exercise price then in effect, the exercise price will be changed to the Reset Price. If an adjustment of the exercise price occurs, the number of shares of Common Stock that can be issued upon exercise of the Warrants would proportionately increase. The Warrants issued on January 6, 1999 will expire on January 6, 2004 and the Warrants issued on March 31, 1999 will expire on March 31, 1999.

     On August 19,1999, CyberCash issued and sold, pursuant to the Company's Registration Statement on Form S-3, an aggregate of 1,643,836 shares of the Company's Common Stock, par value $.001 per share, and Warrants to purchase 164,384 shares of Common Stock, for net proceeds of $14.9 million. The purchase price for the Common Stock was $9.125 per share, and the initial exercise price for the Warrants is $11.40622 per share (125 percent of the purchase price). If the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding August 19, 2000 (the "One Year Price") is less than $9.125 per share, the Company must either make a cash payment to the purchaser in an amount equal to the price difference multiplied by the number of shares purchased or, alternatively, issue additional shares with a market value equal to that amount. In addition, the exercise price of the warrants would be reduced to the One Year Price. If the Company elects to issue additional shares, the purchaser may instead elect to receive an equal number of additional warrants at an exercise price of $.01 per share. The Warrants will expire on August 19, 2004.

3.  ACQUISITION OF TELLAN SOFTWARE, INC.

     On July 23, 1999, CyberCash acquired all the outstanding shares of the capital stock of Tellan Software, Inc. ("Tellan"). The cost of the acquisition was approximately $12.7 million, including fees and expenses. The purchase price included $1.2 million in cash and 1,105,024 shares of CyberCash's Common Stock. In addition, Tellan shareholders may be entitled to additional cash payments based upon the

                                CYBERCASH, INC.

achievement of specific milestones estimated at approximately $1.1 million over the next three years. The consolidated financial statements include the results of operations of Tellan since the date of acquisition.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been tentatively allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the purchase price, $1.0 million was allocated to Tellan's net assets, $1.8 million to developed technology and $9.8 million to goodwill. Accumulated amortization was approximately $298,000 at September 30, 1999.

     The Company's unaudited pro forma consolidated condensed statements of income for the nine months ended September 30, 1999 and 1998, assuming the acquisition of Tellan was effected at the beginning of each period, are summarized as follows:

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
Revenue.....................................................  $ 15,311,009     9,414,485
Net loss....................................................  $(32,404,124)  (22,785,896)
                                                              ------------   -----------
Net loss available to Common Stockholders...................  $(32,404,124)  (23,381,784)
                                                              ------------   -----------
Weighted average shares outstanding.........................    21,404,984    14,861,890
Basic earnings per share....................................  $      (1.51)        (1.57)
                                                              ------------   -----------
Diluted earnings per share..................................  $      (1.51)        (1.57)
                                                              ------------   -----------

     This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

4.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                         --------------------------   ---------------------------
                                             1999          1998           1999           1998
                                         ------------   -----------   ------------   ------------
Numerator:
Net loss...............................  $(14,200,529)  $(7,632,073)  $(33,055,753)  $(22,907,158)
Accrued dividends to Preferred
  Stockholders.........................            --      (251,132)            --       (595,888)
                                         ------------   -----------   ------------   ------------
Net loss available to Common
  Stockholders.........................  $(14,200,529)  $(7,883,205)  $(33,055,753)  $(23,503,046)
                                         ============   ===========   ============   ============
Denominator:
Weighted average shares outstanding....    21,817,468    15,436,576     20,583,300     13,756,866
Basic earnings per share...............  $      (0.65)  $     (0.51)  $      (1.61)  $      (1.71)
                                         ============   ===========   ============   ============
Diluted earnings per share.............  $      (0.65)  $     (0.51)  $      (1.61)  $      (1.71)
                                         ============   ===========   ============   ============

                                CYBERCASH, INC.

5.  COMPREHENSIVE INCOME

     The components of comprehensive income for the nine months ended September 30, 1999 and 1998 are as follows:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                         --------------------------   ---------------------------
                                             1999          1998           1999           1998
                                         ------------   -----------   ------------   ------------
Net loss...............................  $(14,200,529)  $(7,632,073)  $(33,055,753)  $(22,907,158)
Foreign currency translation
  adjustments..........................           224           771        (63,341)       (91,314)
                                         ------------   -----------   ------------   ------------
Comprehensive income...................  $(14,200,305)  $(7,631,302)  $(33,119,094)  $(22,998,472)
                                         ============   ===========   ============   ============

6.  SEGMENT INFORMATION

     The Company has three reportable segments: Payments and InstaBuy Service ("Service"), Payment Software ("Software") and Consulting Services. During the third quarter, the Company realigned its primary business segments from Payments, which included both services and software, and the InstaBuy Service to consolidate its services offerings into one business segment and to separate out its software business into its own segment: all amounts herein have been restated to reflect the realignment. The Company's revenues in the three and nine months ended September 30, 1999 from each of these segments were $1,838,000 (36%) and $5,640,000 (40%) from Service; $2,936,000 (58%) and $7,674,000 (55%)
from Software; and $325,000 (6%) and $678,000 (5%) from Consulting respectively.

     The Company's revenues in the three and nine months ended September 30, 1998 from each of these segments were $1,802,000 (40%) and $2,852,000 (35%) from Service; $2,419,000 (53%) and $3,914,000 (48%) from Software; and $301,000 (7%)
and $1,404,000 (17%) from Consulting respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Investors should read the following discussion in conjunction with the accompanying consolidated financial statements and the notes thereto. Our reported results for the third quarter of 1999, and the relationship between those results and the results for prior periods, are not necessarily indicative of our results in the future. This discussion contains, in addition to historical information, forward-looking statements, that reflect our current expectations. The forward-looking statements we make about industry prospects and our future results of operations or financial position involve risks and uncertainties. Our actual results could differ significantly. The following discussion and the section entitled "Risk Factors" in Item 1 of our Annual Report on Form 10-K for 1998 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

     Our future operating performance will depend in large part on:

     - the rate of growth of electronic commerce

     - our success in broadening our offerings by adding new products and services to assist merchants in growing their businesses

     - our ability to identify, develop, and deliver products services that meet market demands

     - our ability to maintain and expand our distribution channels

     - strategic decisions by major participants in the industry

     - competitive pricing pressures

     - legal and regulatory developments

     - general economic conditions.

     The market for electronic payment products and services is still new and changing rapidly. It is not certain that our product and service offerings will find the widespread market acceptance required to support the level of investment made in these offerings. Most of the Company's efforts before 1998 were devoted to business development and marketing in preparation for, and anticipation of, the growth in electronic commerce. Largely, as a result of the expenses associated with these efforts, operating expenses increased each quarter through the end of 1996, but they remained constant at approximately $7.5 million per quarter for the five quarters ended March 31, 1998. Operating expenses increased to approximately $12.5 million per quarter for the last three quarters of 1998 and the first three quarters of 1999, largely as a result of consolidating the operating results of ICVerify and Tellan. In addition, during the second and third quarter of 1999, the Company invested $5.5 million in total into a corporate branding campaign. Also, during the first two quarters of 1999, we made significant investments and/or commitments to expand our service offerings and the technological infrastructure that supports the growth of our Payment and InstaBuy Service offerings. Marketing and sales expenditures also increased, as we focused on increasing our installed base of Internet merchants, on deploying our InstaBuy service and our corporate branding campaign.

     Electronic commerce appears to have become established, and promises to continue to grow rapidly. In this environment, our success will depend largely on our ability to continue to compete successfully in our established service and software payments business, establish the InstaBuy service, develop new products and services and market them successfully in a market that is becoming increasingly competitive.

RESULTS OF OPERATIONS

     Revenues. Our Services business grew over 40% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, not including a one-time $500,000 licensing payment received in the third quarter 1998 for InstaBuy licensing and increased almost 100% from the nine months ended September 30, 1999 from the same period in 1998. The growth between each of the 1998 and

1999 periods resulted in part from an increase of over 100% in our merchant base from September 30, 1998, and in part from implementing a new fee structure during 1998 for our Payment Services.

     Our Software business grew over 20% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily because of the inclusion in the Company's consolidated financial statements of sales of Tellan's software product since July 23, 1999, the date of the Tellan acquisition. In addition, our Software business increased almost 100% from the nine months ended September 30, 1998 to the nine months ended September 30, 1999, as a result of including ICVerify software product sales in the Company's consolidated financial statements for the full nine months of 1999 versus in 1998 when only the sales from the date of acquisition of ICVerify, Inc. of April, 1998, were included in the Company's financial statements.

     Revenues from our consulting fees on the customization of our services remained relatively flat between the three months ended September 30, 1998 and September 30, 1999 and decreased over 50% from the nine months ended September 30, 1998 to the nine months ended September 30, 1999, as we have emphasized the growth of our Services and Software businesses and de-emphasized customizing those services for different customers. We anticipate that the revenues from consulting work will remain a small portion of our overall revenue stream.

     Cost of Revenues. Cost of revenues consist primarily of cost of operations to provide transaction processing and customer support, labor costs for the development work associated with licensing activities, and the manufacturing and distribution costs of our software products. Cost of revenues increased $622,000 from $2,438,000 for the three months ended September 30, 1998 to $3,060,000 for the three months ended September 30, 1999 and increased $3,463,000 from $4,760,000 for the nine months ended September 30, 1998 to $8,223,000 for the nine months ended September 30, 1999. The increases are primarily a result of costs incurred to produce and distribute Payment Software and to enlarge and enhance our customer support operations.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of our services and technologies. Research and development expenses increased $563,000 from $2,342,000 for the three months ended September 30, 1998 to $2,905,000 for the three months ended September 30, 1999 and increased $1,491,000 from $6,356,000 for the nine months ended September 30, 1998 to $7,847,000 for the nine months ended September 30, 1999. This increase was due in part to the continued focus on developing new technology, including enhancements of the Agile Wallet technology, the Year 2000 remediation efforts and in part to the acquisitions of ICVerify and Tellan. We plan to continue to make significant investments in research and development. We have expensed all software development costs as incurred, and we will continue to do so until it can be demonstrated that future benefits may be realized from costs incurred to develop our software.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $5,316,000 from $3,470,000 for the three months ended September 30, 1998 to $8,786,000 for the three months ended September 30, 1999 and increased $6,455,000 from $11,241,000 for the nine months ended September 30, 1998 to $17,696,000 for the nine months ended September 30, 1999. A large part of the increase was related to a $5.5 million corporate branding campaign of which $5.0 million was incurred during the third quarter 1999. A large portion of 1999 sales and marketing expense was related to a multi-media campaign designed to promote our InstaBuy service. We anticipate that sales and marketing expenses will continue to be significant.

     General and Administrative. General and administrative expenses consist primarily of compensation expense for management and support personnel and fees for professional services and other expenses not attributable to a particular source of revenue, or type of expense. General and administrative expenses increased $474,000 from $1,866,000 for the three months ended September 30, 1998 to $2,340,000 for the three months ended September 30, 1999 and increased $752,000 from $5,441,000 for the nine months ended September 30, 1998 to $6,193,000 for the nine months ended September 30, 1999. The quarter-to-quarter increase is primarily related to the compensation expense associated with the employment contract of the Company's President. We anticipate that general and administrative expenses will continue to be significant as our operations continue to develop and expand, however we do not anticipate that they will increase significantly.

     Amortization of Intangibles. The acquisitions of ICVerify and Tellan were accounted for as purchases. Accordingly, the purchase prices were allocated to the respective assets and liabilities acquired at their estimated fair value as of the date of each acquisition. Intangible assets acquired in the acquisitions are being amortized using the straight-line method over their estimated useful lives.

     Restructuring Charge. Restructuring charges consist of severance and other expenses related to a reduction-in-force of the Company's employee base. In June 1998, the Company reduced the size of its employee base by approximately 20%, which resulted in costs of $609,000.

     Interest and Other Income. Interest and other income increased $87,000 from $45,000 for the three months ended September 30, 1998 to $132,000 for the three months ended September 30, 1999, as a result of investing the funds received from private placements during 1999. Interest and other income decreased $481,000 from $876,000 for the nine months ended September 30, 1998 to $395,000 for the nine months ended September 30, 1999, as a result of carrying higher cash balances during 1998.

     Loss From Investments. Loss from investments consists of the adjustment of the carrying value of an investment in a technology company. During the second quarter of 1999 this asset was determined to be impaired and was written off based on the criteria established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Disposed of."

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, we had cash and cash equivalents of $13,406,000 compared to $10,903,000 at December 31, 1998. The increase of $2,500,000 resulted from a net loss of $33,056,000, offset by net cash proceeds of $31,570,000 from the private placement and exercise of stock options and stock purchase through the employee stock purchase plan, by non-cash expenses of $11,368,000 for depreciation, amortization, expenses related to the issuance of stock, warrants and options, provision for doubtful accounts and disposal of property and equipment; and offset by the net inflows from operating activities and the effect of exchange rates of $320,000. In addition, we had cash outflows for capital expenditures, investment in affiliates and acquisitions of $7,700,000.

     In June 1999 we registered for future sale on an as needed basis $60 million in securities pursuant to an unallocated shelf registration. In our August financing, we sold $15 million of Common Stock and Warrants under that registration to finance our planned marketing campaign and investment in a strategic partnership. To fund the future growth of our business, losses from operations, and possible strategic acquisitions, we may raise up to an additional $45 million in one or more financings over the next twelve months. We have conducted preliminary discussions with several institutional investors, and we believe that we will be able to raise the necessary funds without difficulty, most likely through the sale of common stock or senior debt securities that are convertible into common stock.

     If we do raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders will be reduced, stockholders may experience additional dilution, or equity securities issued may have rights, preferences or privileges senior to those of common stockholders. We cannot give any assurance that we will, in fact, be able to raise additional funds on desirable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures. This would be likely to have a material adverse effect on our business.

YEAR 2000 COMPLIANCE

     We have been actively engaged in examining and taking corrective action to ensure our readiness for, and to mitigate risks associated with, the year 2000. The systematic assessment and remediation of year 2000-related issues, measured against rigorous, consistent and objective standards has been one of our top objectives in 1999.

     We have followed an approach adopted by many public reporting companies, both within and outside the financial service and software industries, for conducting our year 2000 readiness efforts. The approach identifies approximately five phases to achieving readiness: awareness, inventory, assessment, action and contingency planning. By September 30, 1999, we had substantially completed the first four phases of our year 2000 readiness efforts and had begun our contingency planning efforts. At this time, all internally developed software contained in active releases of our products and services meet our definition of year 2000 compliance. For some previously released versions of our products and services, we have made available to our customers, at no charge, new versions or upgrades that are year 2000 compliant. We are retiring all other versions that are not compliant, and we have published information on our plans to discontinue those products or services. Our website (http://www.cybercash.com) provides current information about year 2000 upgrades for CyberCash and ICVerify products and services, and our definition of year 2000 compliance. Tellan's website (located at http://www.tellan.com) provides similar information for Tellan's PCAuthorize, WebAuthorize and MacAuthorize products. We have previously indicated that our direct labor costs for addressing year 2000 issues would be approximately $500,000, and we have no reason to believe that our estimate will be exceeded.

     We have completed our assessment of third party software, hardware, firmware, telecommunications systems, network systems, embedded systems and other systems to assure that our reliance on these technologies will not result in year 2000-related interruptions. However, the ultimate performance of some of our services may depend upon the readiness of third party suppliers and vendors over whom we have limited or no control. While have worked to determine whether our vendors' products or services are year 2000 compatible, we cannot ensure compatibility between our products, services, equipment or computer systems and those of our suppliers, telecommunications carriers and other vendors.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        10.1 [Employment Contract between the Company and James J. Condon, dated August 20, 1999.]

     (b) Reports on Form 8-K

     On January 11, 1999, the Company filed a Form 8-K, which reported under items 5 and 7 therein the closing of the first tranche of a private placement of Units on January 6, 1999.

     On February 5, 1999, the Company filed a Form 8-K/A providing under item 7 therein updated unaudited pro forma financial information for the nine month period ended September 30, 1998, to amend a Current Report on Form 8-K filed on May 1, 1998 that reported financial information following the Company's acquisition of ICVerify.

     On April 6, 1999, the Company filed a Form 8-K, which reported under items 5 and 7 therein the closing the second tranche of a private placement of Units on March 31, 1999.

     On April 6, 1999, the Company filed a Form 8-K/A providing under item 7 therein updated unaudited pro forma financial information for the year ended December 31, 1998, to amend a Current Report on Form 8-K filed on May 1, 1998 that reported financial information following the Company's acquisition of ICVerify.

     On July 6, 1999, the Company filed a Form 8-K, which reported under item 5 therein that it had entered into a definitive agreement on June 29, 1999 to acquire Tellan Software, Inc..

     On July 29, 1999, the Company filed a Form 8-K, which reported under item 5 therein the closing of the acquisition of Tellan Software, Inc. on July 23, 1999.

     On August 9, 1999, the Company filed a Form 8-K/A, which reported under item 2 therein the closing of the acquisition of Tellan.

     On August 19, 1999, the Company filed a Form 8-K to file a legal opinion in connection with a public offering of securities under the Company's Registration Statement on Form S-3 (SEC File No. 333-79943).

     On August 23, 1999, the Company filed a Form 8-K, which reported under items 5 and 7 therein the closing of an offering under the Company's Registration Statement on Form S-3 (SEC File No. 333-79943) for an aggregate of 1,643,836 shares of the Company's Common Stock, par value $.001 per share, and warrants to purchase 164,384 shares of Common Stock.

     On August 31, 1999, the Company filed a Form 8-K/A, which amended and restated in its entirety the Form 8-K/A filed on August 9, 1999 to correct certain minor and inadvertent typographical errors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CYBERCASH, INC.
                                          (Registrant)

                                          /s/ WILLIAM N. MELTON
                                          William N. Melton
                                          Chairman and Chief Executive Officer
Date: November 15, 1999

                                          /s/ JAMES J. CONDON
                                          James J. Condon
                                          President
                                          and Chief Operating Officer
Date: November 15, 1999