Form 10-K405
period 1999-12-31
CYBERCASH INC
filed 2000-03-30
CIK 1004232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

       [   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NUMBER: 0-27470

CYBERCASH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1725021 (I.R.S. Employer Identification No.)

2100 Reston Parkway

Third Floor
Reston, Virginia 20191
(Address of principal executive offices, including zip code)

(703) 620-4200

(Registrant’s telephone number, including area code)

Securities pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 10, 2000, was approximately $238,665,132 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares outstanding of the Registrant’s Common Stock outstanding as of March 10, 2000 was 24,702,586.

PART I

ITEM 1.  BUSINESS

      THIS ANNUAL REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS ABOUT OUR INDUSTRY, OUR BUSINESS, AND OUR FUTURE PROSPECTS AND FINANCIAL PERFORMANCE. THESE STATEMENTS REFLECT ONLY OUR CURRENT EXPECTATIONS, AND THEY INVOLVE CONSIDERABLE RISK AND UNCERTAINTY. ACTUAL EVENTS OR RESULTS MAY TURN OUT TO BE MATERIALLY DIFFERENT. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED THROUGHOUT THIS REPORT, INCLUDING BUT NOT LIMITED TO THE MATTERS SET FORTH BELOW UNDER THE CAPTION “RISK FACTORS”.

Overview

      CyberCash, Inc. develops and provides a complete line of Internet payment services and software products enabling a wide variety of users to accept electronic payments and funds transfers through a range of applications tailored to fit their specific needs. Our online services and products are used throughout the world by businesses, governments, universities, non-profit organizations, and other enterprises that depend on us for secure, dependable, cost effective payment processing. We are a Delaware corporation organized on August 29, 1994. We completed our initial public offering in February 1996. We currently operate principally in the United States but we are committed to international expansion and have established joint venture or licensing arrangements in Japan, Germany, the United Kingdom, and the Asia Pacific Region. We operate large development centers domestically as well as in Bangalore, India.

      Until recently, merchants desiring to accept credit cards for the payment of goods and services had to rely almost exclusively on expensive, hard-wired cash registers and proprietary credit card reader terminals. The advent of the Internet and advances in personal computing are making it increasingly convenient for merchants to process credit card and payment transactions through flexible, inexpensive open architecture software-based solutions on personal computers or PC-based electronic cash registers.

      Responding to this trend towards Internet commerce and flexible, PC-based payment processing, in 1994 we began providing payment services to Internet merchants, offering them a secure, convenient means of accepting payments using credit cards, checks, and other payment instruments. Our internet payment service utilizes internally developed, proprietary technology, including our own state-of-the-art encryption software that ensures the integrity, security and privacy of all payment data.

      In 1998 we added a line of software products to supplement our payment processing service by acquiring ICVerify, Inc. Through ICVerify, which offers such well-known payment software products as ICVERIFY®, PCVERIFY™ and EZCHARGE™, we gained a software product targeting businesses that process their own payment transactions over a wide variety of point-of-sale applications, including retail check-out registers, mail order operations and telemarketing call centers. In 1999, we expanded our ability to service the burgeoning e-commerce industry by acquiring Tellan Software, Inc. Through Tellan, which offers the Internet-based WebAuthorize™ software product, we began to construct a suite of software products that are specifically tailored to facilitate e-commerce.

Business Strategy

      Our business strategy is to expand the markets for, and maximize the profitability of, our core online payment services and software products businesses. Consistent with this strategy, we will increasingly focus on marketing value-added “Transaction Management” services and products, such as fraud detection, to our existing service subscribers and software users. These value-added capabilities are marketed in tandem with our core offerings to enhance the value and utility of our online services and products and increase our revenue per transaction, thereby generating more revenue for each transaction processed. Because of the architecture of our service delivery system, in most cases we expect to be able to begin delivering new services without any need for merchants to install new software or make any significant modification to their own web sites. We will also continue to develop ancillary services and products, based on our Agile Wallet technology that compliment our core business and increase usage of our online payment services and software products.

Principal Services and Products

      Our Internet payment services and software payment products provide a wide range of flexible, secure, cost effective payment processing options to businesses, governments, universities and non-profit organizations worldwide. We offer a proven solution for virtually any application involving the electronic transfer of credit or funds. Organizationally, we conduct our business in three segments along functional lines: Internet payment services, software payment products, and customization engineering services.

      Certain financial information relating to each of these segments is set forth in Note 13 to the Company’s financial statements contained elsewhere in this report.

Internet Payment Services

      With over 20,000 merchant subscribers, our Internet payment service is one of the leading online secure payment processing services available today. By subscribing to our service, Internet merchants who do not process their own payments with our IC VERIFY® or WebAuthorize™ software products can interface their websites directly with our processing servers through an easily installed merchant connection kit (“MCK”). Subscribing to our payment service is simple, inexpensive and allows merchants to begin processing credit payments quickly. Once installed, each subscriber’s MCK routes all payment transactions to our secure, state-of-the-art payment processing system where the transactions are authorized, captured and settled with the cardholder’s bank directly into the merchant’s designated bank account. Merchants are charged a fee per transaction processed, subject to certain minimums. The merchant’s MCK encrypts all payment transactions using our proprietary DES 3 encryption technology to ensure the integrity and privacy of all data.

      Our Internet payment service is a simple, cost-effective solution for merchants that want to begin accepting payments over the Internet with minimal up-front investment. Since most of the functionality and storage is performed by our host servers, the service simplifies the process for merchants to begin accepting payment transactions and minimizes the number of software updates that a merchant needs to install on its client server. The client software underlying our Internet payment service is designed to integrate easily with storefront software packages, and is scalable for various levels of transaction volumes. In addition, the service accommodates multiple electronic points-of-sale and allows commerce service providers to provide payment processing functionality to multiple merchants as part of a merchant store hosting solution.

      Our Internet payment service provides merchant subscribers with the same functionality available through leading merchant-operated software solutions such as WebAuthorize™. Subscribers can authorize, settle and capture VISA, MasterCard, JCB, American Express, and Discover/ Novus transactions to their bank accounts, in real-time or offline batch mode. Subscribers can accept payments from consumers’ checking accounts using the Automated Clearing House system. Through the system, subscribers are provided connectivity with most U.S.-based financial institutions and payment processors, including First Data Corporation, American Express, Paymentech, Global Payment Systems (Novus), NOVA, Vital Processing Services (VisaNet), NDC and Wells Fargo Bank. Moreover, subscribers can access their transaction data for reporting or tracking on a real-time basis. The service also supports address verification services offered by some payment processors to reduce the risk of fraudulent transactions.

      Revenues from our Internet payment service consist of transaction processing fees, monthly access fees, set up fees, and to a lesser extent, fees for consulting and training services. We derived approximately 40% of our 1999 revenue from our online payment service, representing a growth rate over the prior year of 90%.

Software Payment Products

      Through the use of our software payment products, businesses and other users can accept credit cards and other forms of payment for the payment of goods or services, receive reporting on their business transactions, and have access to online payment capability using our newest product, WebAuthorize™. We offer both a general application line of software designed for traditional means of commerce as well as a line designed specifically for e-commerce conducted on the Internet. Depending on the user’s needs, both our general application and e-commerce products allow users to authorize, settle and capture VISA, MasterCard, JCB, American Express, Discover/ Novus and private-label credit card transactions to their bank accounts in real-time mode as well as, for several of our products, in offline batch mode. Both lines of software products provide connectivity with most U.S.-based financial institutions and large payment processors, including First Data Corporation, Paymentech, Global Payment Systems (Novus), NOVA and Vital Processing Services (VisaNet). Most of our products also facilitate check verification and customized transaction tracking and reporting functions.

WebAuthorize™: E-commerce Software Solution

      The flagship of our e-commerce software offerings is WebAuthorize™. WebAuthorize™ was designed specifically for use by either Internet commerce service providers who host e-commerce sites for merchants or by large, highly sophisticated merchants who host their own e-commerce sites. WebAuthorize™ users communicate directly with bank processing networks through the Internet instead of relying on slower and/or more expensive dial-up or dedicated telephone lines. Communication on the Internet allows WebAuthorize™ users to enjoy materially faster response times and greater transaction processing capacity. WebAuthorize™ operates on Windows and we offer a MacAuthorize™ product which operates on MacIntosh personal computers.

ICVERIFY®: Physical World Software Solution

      The platform for our general application product line is ICVERIFY®. ICVERIFY® is among the most comprehensive payment processing software product offerings available. Designed to be flexible, ICVERIFY® operates on either a personal computer or an electronic cash register, and functions equally well in point-of-sale checkout applications as well as in mail order and telemarketing centers. Using ICVERIFY®, merchants and other users can communicate through a dial-up or dedicated line directly with the credit card processor of their choice to obtain real-time credit authorization and funds capture for all major credit cards, ATM/debit cards, corporate purchase cards, and private label cards.

      Merchants can also integrate PCVERIFY™, which provides corporate purchasing data functionality, or Net VERIFY™, which enables Internet communication directly with bank processing networks. ICVERIFY®operates on a number of popular operating system platforms, including Windows, DOS, SCO, HP-UX, Solaris, and AIX; NetVERIFY™ operates on Windows, Solaris and AIX; PCVERIFY™ operates on Windows. The products also support a variety of open platform magnetic stripe card readers, PIN pads and magnetic ink check readers, as well as address verification services (AVS) provided by some payments processors to reduce the risk of fraudulent transactions. European translated versions of IC VERIFY® and PCVERIFY™ meeting European processor specifications for credit and debit card transactions are currently marketed in Germany and the United Kingdom.

      Revenues from sales of software consist primarily of license fees and maintenance fees, and to a lesser extent from fees for consulting and training services. We derived approximately 53% of our 1999 revenue from our software payment products, representing a growth rate of 65% over 1998.

Customization Engineering Services

      Our customization engineering services group performs development and application customization under contracts with our channel partners and our domestic and international joint ventures. The services which we provide are generally comprised of engineering to customize the graphical interface viewed by the user of our payment service to include a brand or special functionality, and engineering to translate our services to accommodate foreign languages and financial systems. In the future we intend to increase our emphasis on standardization in order to allow us to focus our resources on our core Internet payment service and payment software.

      Revenues from our customization engineering services are comprised principally of hourly fees charged for contract services performed for third parties and related-party joint ventures. We derived $1,469,000 in revenues from our engineering activities during 1999. We anticipate that customization services will assume an increasingly minor role in our operations.

Other Products and Services

Fraud-Detection Services

      In a “card not present” transaction (like a call center or the Internet) merchants bear much of the loss resulting from the fraudulent use of stolen or phony credit cards. The increasing volume of commerce conducted over the Internet increases a merchant’s financial exposure to credit card fraud. We have contracted with HNC Software, Inc., a leader in algorithmic fraud-detection metrics, to begin offering participating subscribers to our online payment system an optional fraud-detection scoring service. This service will assess each payment processed with a score utilizing HNC’s proprietary algorithmic predictive models. The score assigned each transaction is then compared against a sensitivity threshold predetermined by the submitting merchant to determine whether the transaction represents an acceptable fraud risk. Participating subscribers can adjust their exposure by increasing or decreasing their predetermined sensitivity threshold. Although the service does not ensure the legitimacy of any transaction in particular, it does afford participating subscribers a systemic, statistically valid means of controlling their overall exposure to fraud-related charge backs. Participating merchants pay a per transaction fee for the service, subject to certain minimums. We anticipate this fraud-detection service to be available to merchants in the second quarter of 2000.

Agile Wallet™ and InstaBuy™ Services

      We are continuing to develop applications of our Agile Wallet™technology and InstaBuy™ service designed to help subscribers to our Internet payment service increase their sales and profitability. We are also exploring secondary applications of our technology that, while not directly related to our core software and payments service business, could allow us to monetize portions of our investment in technology. Our Agile Wallet™ technology is a stored consumer profile application that streamlines the online purchase and payment process by eliminating the need for the consumer to re-enter the consumer’s name, address and credit card information for each purchase. The technology is intended to make the purchase process more convenient, allowing for more spontaneous consumer purchases, thereby increasing the propensity of consumers to make purchases from merchant websites that have integrated our Agile Wallet™ technology.

      The ultimate success of the Agile Wallet™ technology and InstaBuy™ service is contingent upon widespread merchant integration of our technology into their websites and broad consumer acceptance of electronic wallets as a secure, convenient purchasing tool. We are currently attempting to encourage customer acceptance of wallet technology through pilot programs with leading credit card issuing financial institutions. The Agile Wallet™ offers financial institutions a way to provide customers with a convenient utility to make shopping easier and to project their brand on the Internet. By making it easier for consumers to shop, and by promoting the use of their credit cards within the branded user interface, credit card issuers may be able to increase card usage and cardholder loyalty. Agile Wallets bearing the brands of the sponsoring financial institutions are currently being offered to consumers by Visa U.S.A. and a number of Visa member institutions including People’s Bank, BankOne, US Bank and The Associates Financial Group. Sponsoring financial institutions typically pay us a set-up fee for customizing their wallet, a usage fee that depends on the number of wallets we are operating, and, in some cases, fees for providing customer support to wallet users.

      A limited number of merchants have integrated our InstaBuy™ functionality into their websites in pilot programs. We intend to begin increased marketing of the service to merchants in 2000 and hope to have a more accurate understanding of the consumer and merchant demand for the service by year-end.

PayNow™ Secure Electronic Check Service

      Introduced late in 1997, the PayNow™ Secure Electronic Check Service enables billers to accept real-time payment from consumer checking accounts of bills presented on the Internet. PayNow™ is built on the same platform as our Internet payment service, making it an integrated option available to merchants using our Internet payment service. Although the PayNow™ service experienced encouraging growth during 1999, we anticipate that the service will require substantial resources in the future, especially in the areas of marketing and product development, if it is to evolve into a major revenue-contributing segment of our Company.

International Operations

      We have small sales subsidiaries in Germany and the United Kingdom that focus primarily on marketing our software in Europe. We also market our Internet payment services in the United Kingdom through a relationship with Barclays Bank. We market our transaction management services in Japan and Germany through joint ventures in those countries. In 1999 we established a new relationship with a company headquartered in Hong Kong that plans to market our services in China, Singapore, and elsewhere in Asia.

      Certain financial information relating to our international operations is set forth in Note 13 to the Company’s financial statements contained elsewhere in this report.

Marketing and Distribution

      We market our software products and services to merchants directly and through the considerable number of marketing channels we have established. Our marketing channels include:

•	Payment processors in the United States, including First Data Corporation (including CardNet, Envoy, FDR, NaBANCO and Telemoney), Paymentech, Global Payment Systems (including National Data Corporation, MAPP and Modular Data, Inc.), NOVA, Novus and Vital Processing Services;

•	Financial institutions and independent sales organizations, some of which resell our products and services, and others that sell the products and services under private label;

•	Value-added resellers, hardware vendors and developers of “store-builder” software packages that integrate our payment capabilities into their products; and

•	Our own internal telemarketing and outside sales forces.

Competition

      Although still relatively new, the market for Internet payment services and software products is intensely competitive and evolving rapidly. Moreover, the field in which we compete is diverse and includes a growing number of alternative methods for processing payment transactions. Although we manage our business in distinct product segments, our services and products actually compete against other applications, including to some extent other CyberCash offerings, within the broader market of payment solutions. Potential customers have a variety of options for processing payment transactions, including proprietary, closed-architecture systems, Internet payment services and payment processing software.

      A number of companies, including Verifone (a subsidiary of Hewlett-Packard Company) and HyperCom Corporation, market closed-architecture point-of-sale terminals that compete against our services and products. While proprietary systems such as Verifone’s often involve higher set-up costs and require dedicated communication lines, they are well accepted, involve little maintenance and are simple to operate.

      Our direct competition in Internet payment services is highly fragmented. For larger merchants wishing to establish direct gateways to their payment processors, our competitors include software vendors like Clear Commerce Corporation, IBM and Open Market, Inc. Some larger merchants elect to develop their own solutions for all or part of the transaction management process. Whether or not they rely on software or services developed by third parties, these solutions tend to be more expensive, and require a greater investment in onsite maintenance than most small- to medium-sized merchants can afford. We have numerous competitors in that segment of the market, including CyberSource, Authorize.net, Signio (a subsidiary of

Verisign), Card Service International, and Anacom Communications. We also face potential competition from companies in the financial services industry such as First Data Corporation, AT&T, and GE Capital.

      Our principal competitors in the market for Internet payment software are Go Software and Atomic Software. We also compete to some extent with ClearCommerce and Paylinx, although the solutions of these two companies are designed primarily for the largest Internet merchants.

      We expect competition from all of these channels to continue to increase in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we do. In addition, some of our competitors have broad distribution channels that enable them to bundle competing products and services for delivery directly to end-users or purchasers. We also compete against custom payment solutions built by in-house information technology engineers. We cannot assure that we will be able to compete effectively with current or future competition, or that the competitive pressures we face will not have a material adverse effect on our business, financial condition or operating results.

Research and Development

      We intend to remain competitive by continuing to invest in research and development. In 2000, we expect to focus on consolidating and simplifying the core architecture of our payment products and developing enhancements to our transaction management services. In addition, we intend to continue to adapt our technologies to local processor specifications, currency and other requirements for use in some non-U.S. markets, including Canada, Europe and Asia; however, we intend to perform only a limited amount of development consulting work. Our programmers and software engineering facilities are located in Reston, Virginia and Bangalore, India.

      Research and development expenses were approximately $10,543,000, $9,066,000 and $9,656,000 for the years ended December 31, 1999, 1998, and 1997, respectively. To date, we have expensed all software development costs as incurred. We do not anticipate that our research and development costs will increase substantially in 2000.

Employees

      As of December 31, 1999, we had a total of 330 employees, 203 of whom are based in the United States, 118 of whom are based in Bangalore, India and the remaining nine are based in other international locations. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Trademarks and Patents

      The CyberCash logo, ICVERIFY®, PCVERIFY™, NetVERIFY™, PCAuthorize™, WebAuthorize™, MacAuthorize™, and PayNow™ Secure Electronic Check Service are registered trademarks or service marks of CyberCash or its affiliates in the United States and other countries. CyberCash, PayNow™, InstaBuy™ and Agile Wallet™ are trademarks of CyberCash in the United States and other countries. Any other trademarks, service marks and registered trademarks and service marks that we reference in this report belong to their respective owners.

Risk Factors

We have a limited operating history and have not yet operated profitably.

      We are a relatively new business and our revenues are not currently sufficient for us to achieve profitability. We were founded in August 1994 and we have not yet operated at a profit. Our limited operating history offers little information to serve as a basis for evaluating us and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their earlier stage of development encounter, particularly companies in new and rapidly evolving markets. Our success depends upon our ability to address those risks successfully, which include, among other things:

•	Whether we can continue to build and maintain a strong management structure that can develop and execute our business strategy, and respond effectively to changes in the markets for our services and software products;

•	Whether we can respond quickly and effectively to technological changes and competitive forces in our markets;

•	Whether we will be able to assemble and maintain the necessary resources, especially talented software programmers, we will need to develop and upgrade our technology to meet evolving market demands;

•	Whether we will be successful in continuing to evolve and successfully implement a sales and marketing strategy;

•	Whether we will be able to develop and manage strategic relationships to maximize widespread acceptance of our products and services; and

•	Whether the effect of the volatility of the market price of our stock will adversely affect our ability to sell our products and services, develop strategic relationships, attract and maintain qualified employees, and raise additional capital if necessary.

      If we do not succeed in addressing these risks, our business likely will be materially and adversely affected.

We are incurring substantial losses and must significantly increase our revenue to become profitable.

      Since our inception in 1994, our revenues have been substantially less than the fixed costs associated with marketing and delivering our services and products. As a result, we have incurred substantial losses in the past and anticipate continuing to incur losses for the next two years. At December 31, 1999, our accumulated deficit was $138,012,293 and our accumulated other comprehensive loss was $487,432.

      To become profitable, we must greatly increase the number of transactions that we are processing in order to absorb our fixed costs. Our payment processing systems are designed to process many more transactions than we are currently handling. Maintaining our payment services and software infrastructure involves large fixed expenditures for staffing, development, and customer support even though we are processing at only a fraction of our total capacity. Moreover, marketing our services and software products involves substantial expenditures for sales personnel and advertising. The payment processing and payment software sectors in which we operate are becoming increasingly competitive. In the future, we anticipate that it will become increasingly difficult to increase our market share and that we may experience erosion in the price of our services and products. It is, therefore, uncertain when we will attain a sufficient volume of transactions on attractive terms to become profitable and viable as a long-term enterprise.

            We have limited capital resources and cannot ensure access to additional capital if needed.

      Our historical operating losses have required us to seek additional capital through the issuance of our Common Stock on a number of occasions. If we continue to sustain operating losses in future periods, we could be forced to seek additional capital to fund our operations. We do not know whether we will be able to obtain additional capital if we need it or on what terms the capital would be available. Depending on market conditions, our prospects and a number of other factors not now known, additional financing may not be available or may entail material dilution to our current stockholders.

Our services and products may become outdated, or may require large investments to remain viable.

      The electronic payments area is evolving rapidly and new payment technologies, products and methods are developing at an increasing rate. Wide-scale implementation of a new technology or payment method, such as stored-value cards, electronic cash equivalents or wireless communications, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete. The cost of any adaptations or the loss of revenue from a displaced service or product would have a material adverse effect on us. We are continuing to develop new products and services such as our Agile Wallet and InstaBuy service that we hope will ensure the continued usage of our offerings in the future. However, no one can predict what new technologies and payment methods may evolve in the future, or whether our current products or systems will be compatible.

Our profitability is substantially dependent on continued expansion of the Internet, which is uncertain.

      A substantial portion of our services and products require connectivity through the Internet. Although online usage has expanded rapidly in recent years, the Internet is still immature and is evolving rapidly. Critical issues concerning the Internet such as security, reliability, cost, ease of use and quality of service, remain unresolved and may limit the growth of electronic commerce. Delays in the deployment of improvements to the infrastructure for Internet access, including:

•	higher speed modems and other access devices,

•	adequate capacity, and

•	a reliable network backbone

also could hinder the development of the Internet as a viable commercial marketplace. For all of these reasons, it remains uncertain whether commerce over the Internet will continue to grow, whether a significant market for our products and services will emerge, or whether our products and services will become generally adopted. Even if such a market does develop, competitive pressures may make it difficult, or impossible, for us to operate profitably.

  The nature of our business makes it difficult to predict our revenues and operating results, which may negatively affect our stock price.

      Our revenues and operating results have varied significantly from period to period. Although our earnings are becoming more predictable as the market for our services and products begins to mature, our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control:

•	The burgeoning e-commerce phenomenon is relatively new and rapidly evolving.

•	No reliable data exists upon which to budget for growth and seasonality, making planning very difficult.

•	We are dependent for our planning purposes on sales and other information provided by a large number of intermediary “resellers,” many of whom account for transactions sporadically.

•	Many of our licensing arrangements involve large, one-time royalty payments or significant up-front custom engineering work the recognition of which varies and contributes to our fluctuations in revenues.

•	Many of our distribution channels integrate our services with other electronic commerce solutions. The timing for these channels to complete the integration and deploy their solutions into their distribution channel is unpredictable.

      For these reasons, period-to-period comparisons of our results of operations are not necessarily a reliable indication of future performance. Because of all of the foregoing factors, it is possible that our quarterly operating results from time to time will be below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

We face intense competition that may slow our growth and force our prices down.

      We compete with a number of companies in both our Internet payment services and payment software businesses. We expect this competition to intensify in the future, with new competitors, and competitive services and products regularly entering the market. Many of these current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than us. In addition, many of our current or potential competitors, such as Microsoft, have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to market our services.

      This competitive environment will make it increasingly difficult for us to increase our market share and may force us to reduce the prices for some of our services and products. Unless we can increase our volume or reduce our costs, any such reductions would have an adverse effect on our profitability.

We must achieve market acceptance and develop new products and services to address technological change.

      Broad acceptance of our products and services and their use in large numbers is critical to our success because a large portion of our revenues derive from one-time fees we charge to customers buying our products and services. In addition, our ability to earn significant revenues from our Agile Wallet or InstaBuy services will depend in part on their acceptance by a substantial number of prominent online merchants. One obstacle to widespread market acceptance for our products and services is that widely adopted technological standards for accepting and processing payments over the Internet have not yet emerged. As a result, merchants and financial institutions have been slow to select which service to use. Until one or more dominant standards emerge, we must design, develop, test, introduce and support new services to meet changing customer needs and respond to other technological developments. Our technologies have not been accepted as standards. To be successful, we must obtain widespread acceptance of our technologies, or modify our products and services to meet whatever industry standards do ultimately develop. It is not certain that we will be able to do either.

We may experience software defects and development delays, damaging customer relations.

      Services based on sophisticated software and computing systems often encounter development delays, and the underlying software may contain undetected errors or failures when introduced or when the volume of services provided increases. We may experience delays in the development of our software products or the software and computing systems underlying our services. In addition, despite rigorous testing our software may nevertheless contain errors. Any material development delays or errors could damage the reputation of the service or software effected, as well as our customer relations, which could have a material adverse effect on our business.

We may experience breakdowns in our payment processing system, harming our business.

      We would be unable to deliver our payment processing services if our system infrastructure breaks down or is otherwise interrupted. Events that could cause system interruptions are:

•	fire,

•	earthquake,

•	power loss,

•	telecommunications failure, and

•	unauthorized entry or other events.

      We maintain redundant systems within our operations center designed to prevent data loss or other disruption as a result of an internal system failure. Our operating center is located in a secured, climate controlled area. These measures will not necessarily ensure the continued, uninterrupted operation of our processing capabilities in the event of a regional natural disaster, power outage, communications interruption, or other catastrophic event. We intend to establish an off-site back-up data center during the second half of the year to provide an additional level of protection against catastrophic risks. Also, we have experienced growing transaction volumes that have from time to time stressed the capacity of our systems. There is a possibility that our existing systems may be inadequate and cause serious failures of our services. Finally, although we regularly back up data from operations, and take other measures to protect against loss of data, there is still some risk of such losses. A system outage or data loss could materially and adversely affect our business.

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

Breach of our e-commerce security measures could reduce demand for our services.

      The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Our competitive position is largely dependent upon our existing and potential customers’ confidence in our ability to safeguard the data that we process. We rely on public key cryptography, an encryption method that utilizes two keys, a public and a private key, for encoding and decoding data, and digital certificate technology, or identity verification, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. Although our security measures are state-of-the-art, a party who is able to circumvent our safeguards could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

      We anticipate the ongoing need to expend significant capital and other resources to address security issues and safeguard the confidentiality of our customers’ data. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions.

Our operations and business could be disrupted or damaged by latent Y2K issues.

      We are dependent upon the operation of our software and computer systems to provide our Internet payment services. Moreover, we derive substantial revenue from our sale of payment software. As a result, our operations are vulnerable to systemic defects, such as the well-publicized year 2000 date roll-over problem, or “Y2K bug.” Although we experienced no material technical errors in any of our computer software, operating systems, or embedded processors as a result of the year 2000 roll over, we remain on guard for any delayed or latent systems problems related to Y2K or related problems. We expended significant financial and human resources during 1999 and early 2000 ensuring that our systems were year 2000 compliant and would continue to operate after the roll over. Despite the absence of material Y2K problems identified in our infrastructure to date, we cannot assure you that problems related to the roll over, or some similar systemic shortcoming, will not manifest itself in the future. Should a systemic defect disrupt our operations or affect our software products in the future, it could substantially disrupt our ability to generate revenue and force us to expend substantial financial and managerial resources, which could have a material adverse effect on our business and prospects.

  Our results may suffer if we are unable to attract and maintain qualified management and technical personnel.

      Our performance is substantially dependent on the performance of our executive officers and key employees. We depend on our ability to retain and motivate high quality personnel, especially our management and highly skilled development teams. We do not have “key person” life insurance policies on any of our employees. The loss of the services of any of our key employees, particularly our founder and chairman of the Board, William N. Melton, or our president and chief executive officer, James J. Condon, could have a material adverse effect on us. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these employees is intense and increasing. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure to do so would have a material adverse effect on our business.

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

      Our success and ability to compete is dependent in part upon our proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology. We hold one United States patent, and have applied for several others in the United States and foreign countries. We intend to continue to file patent applications on inventions that we may make in the future. There can be no assurance that any of these patents will be granted, or that if granted these patents would survive a legal challenge to their validity, or provide meaningful levels of protection.

We may have difficulties protecting our source code.

      The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. We generally enter into confidentiality and assignment agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar products, services or technology independently. In addition, effective copyright and trade secret protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it difficult to control the ultimate destinations of our products or services. To license our products or services, we often rely on “on-screen” licenses that are not manually signed by the end-users and, therefore, may be unenforceable under some laws.

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

      We may engage in litigation related to our intellectual property for a number of reasons, including to:

•	enforce our intellectual property rights,

•	protect our trade secrets,

•	determine the validity and scope of the proprietary rights of others, or

•	defend against claims of infringement or invalidity.

      This litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our business, financial condition or operating results.

  Our products and services may infringe claims of third party patents, which could adversely affect our business and profitability.

      We are aware of various patents held by independent third parties in the area of electronic payment systems. It is possible that the holders of rights under these patents could assert them against us. In fact, we have already received notices of claims of infringement of other parties’ proprietary rights. We cannot assure you that our products and services are not within the scope of patents held by others, either now or in the future. If any such claims are asserted, we may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all. We may also decide to defend against a claim of infringement, but litigation, even if successful, is costly and may have a material adverse effect on us regardless of the eventual outcome.

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

Changes in international markets may undermine our international operations.

      A component of our strategy is to expand our operations into international markets. We have created joint ventures in Japan and Germany and have arranged with Barclays Bank for the delivery of certain of our services in the United Kingdom. The majority of our revenues in 1999 were derived from licensing fees and customization work charged to these joint ventures and strategic allies located outside the United States. We anticipate that revenues derived from customization work and initial licensing fees from these international operations will continue to decline over time. We also have subsidiaries in the United Kingdom and Germany to customize and market our products in Europe. The deployment of our products and services through our joint ventures, alliances and subsidiaries in Japan and Europe is at an early stage, and revenues have so far been small. We do not know if our products and services will be commercially successful in these markets, or will generate significant revenues for our business.

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

      The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

•	quarterly variations in operating results,

•	variances of our quarterly results of operations from securities analyst estimates,

•	announcements of technological innovations, new products, acquisitions, capital commitments or strategic alliances by CyberCash or our competitors,

•	changes in financial estimates and recommendations by securities analysts,

•	the operating and stock price performance of other companies that investors may deem comparable to us, and

•	news reports relating to trends in our markets.

      In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. If we were to become the target of this kind of litigation, the cost in dollars and management attention could be substantial, and the diversion of management’s attention and resources could have a material adverse affect on our business.

  Effecting a change of control of CyberCash would be difficult, which may discourage offers for shares of our common stock and depress the value of our common stock.

      Our certificate of incorporation authorizes our board of directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. We also have a stockholders rights plan. It provides for the issuance of rights if an acquiror purchases 15 percent or more of our common stock without the approval of our board of directors. The rights plan may have the effect of delaying, deterring, or preventing changes in control or management of CyberCash, which may discourage potential acquirors who otherwise might wish to acquire CyberCash without the consent of our board of directors. The certificate of incorporation provides for staggered terms for members of CyberCash’s board of directors. Certain provisions implicated in a change of control of the company in our bylaws, capital stock, certificate of incorporation, warrants and other derivative securities, as well as applicable provisions of Delaware law could have a depressive effect on our stock price or discourage a hostile bid in which stockholders could receive a premium for their shares. In addition, these provisions could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock, or delay, prevent or deter a merger, acquisition, tender offer or proxy contest for us.

  The common stock we are committed to issue and may issue in the future will increase the amount of our common stock on the public market, possibly causing our stock price to decline.

      As of March 10, 2000, there were no issued or outstanding shares of preferred stock. As of March 10, 2000, we had granted warrants, investment options and stock options to acquire an aggregate of 9,140,129 shares of our common stock. We granted these securities and entered into these commitments in connection with acquiring technologies, raising capital in private placement transactions, entering into strategic alliances and providing incentives to employees, consultants and non-employee directors under our stock option plans. The issuance of preferred stock, or sales in the public market of substantial amounts of shares acquired upon exercise of the foregoing warrants and options, or the prospect of such sales, could adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

      The Company’s corporate offices and processing facility is located in Reston, Virginia. The Company’s principal sales office is located in Alameda, California. The Company also maintains a development operation in Bangalore, India. In addition, the Company maintains offices in Michigan, Florida, Connecticut, Maryland, North Carolina, Massachusetts, New York, Tennessee, Ohio, California, London, England, and Munich, Germany.

      The Company leases its office space and processing facilities. The Company occupies approximately 52,000 square feet in Reston, Virginia, under leases expiring through 2003. The Company occupies approximately 26,000 square feet in Alameda, California, under a lease expiring 2004. The Company believes that its existing Reston and Alameda facilities will be adequate through at least 2000 and that sufficient additional space will be available thereafter as needed on terms acceptable to the Company.

      The Company’s processing facility presently has the capacity to process a substantially greater volume of transactions than are currently being received. The system is physically housed in secured, climate-controlled rooms. Payment processing is done on redundant systems with frequent data backups. These redundant systems are designed to provide an effective level of protection against internal system failures but would not necessarily ensure continued operation in the case of a regional natural disaster, power outage or telecommunication interruption. We intend to establish an off-site back-up data center during the second half of the year.

ITEM 3.  LEGAL PROCEEDINGS

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      CyberCash’s common stock is traded on the Nasdaq National Market under the symbol “CYCH”. The following table sets forth the high and low sales prices for our common stock for the indicated periods during 1999 and 1998 as reported by the Nasdaq National Market. On March 10, 2000, the closing price of our common stock as reported by the Nasdaq National Market was $13.6875 per share. As of March 10, 2000, there were 325 holders of record of the common stock.

	Sales Prices
	Per Share

	High	Low

1998

First Quarter	$17.0625	$10.4375

Second Quarter	26.8750	12.1875

Third Quarter	14.5000	7.6250

Fourth Quarter	22.1250	6.2500

1999

First Quarter	$23.9375	$11.2500

Second Quarter	24.0000	10.1875

Third Quarter	13.4375	6.6875

Fourth Quarter	13.2500	7.2500

      We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

      In 1999, the Company privately placed 914,634 Units, each consisting of one share of common stock and a warrant to purchase 0.75 of a share of common stock, for aggregate proceeds of approximately $15 million. The initial exercise price of the warrants was $20.00, which was reset to $9.7656 on January 6, 2000. As a result of the adjustment to the exercise price, the warrants are now exercisable for 1,404,883 shares of common stock. Of these warrants, 936,588 expire on January 6, 2004 and 468,295 expire on March 31, 2004.

      In July 1999, the Company acquired all of the outstanding stock of Tellan Software, Inc., which had a value of $11,260,000 for $1,032,000 in cash and the issuance of 1,105,024 shares of common stock.

      Also in 1999, Mr. Melton purchased 1,186,240 shares of common stock for an aggregate purchase price of $10 million.

      In consideration for certain advertising services provided in 1999, the Company issued 15,000 shares of common stock, valued at approximately $210,000 to Donino White & Partners, Inc.

      All of the above transactions were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table summarizes selected financial data derived from the Company’s consolidated statements of operations for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995, and consolidated balance sheet at December 31, 1999, 1998, 1997, 1996 and 1995. This data should be read in conjunction with all of the other financial and operational information in this report, including the Company’s financial statements and the notes thereto, and the discussions under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These are historical operating results and are not necessarily indicative of future operating results.

	Year ended December 31,

	1999(1)	1998(2)	1997	1996	1995

Statements of Operations Data:

Total revenues	$20,254,075	$12,587,603	$4,487,173	$127,439	$—

Less: returns	473,634	312,045	—	—	—

Net revenues	19,780,441	12,275,558	4,487,173	127,439	—

Total cost of revenues	11,697,431	7,517,061	3,658,196	2,207,725	—

Gross profit (loss)	8,083,010	4,758,497	828,977	(2,080,286)	—

Costs and expenses:

Research and development	10,543,457	9,065,841	9,655,885	12,692,431	5,648,052

Sales and marketing	22,649,914	14,651,584	9,603,299	9,414,656	1,772,365

General and administrative	8,440,836	7,026,469	5,840,100	4,564,644	2,728,673

Amortization of intangibles	8,476,813	5,164,056

Restructuring charges	774,992	608,755	344,242

Write-off of technology license	—	—	2,162,500	—	—

Loss from operations	(42,803,002)	(31,758,208)	(26,777,049)	(28,752,017)	(10,149,090)

Interest income, net	671,497	915,040	1,460,568	2,197,276	142,895

Loss from investments and equity in losses of affiliates	(1,000,000)	(101,280)	(905,429)	—	—

Net loss	$(43,131,505)	$(30,944,448)	$(26,221,910)	$(26,554,741)	$(10,006,195)

Net loss available to common stockholders	$(43,131,505)	$(31,667,512)	$(26,504,649)	$(26,554,741)	$(10,006,195)

Basic and diluted loss per share	$(2.02)	$(2.15)	$(2.43)	$(2.77)	$(6.90)

Weighted average shares outstanding	21,396,537	14,707,723	10,898,036	9,585,418	1,450,000

	December 31,

	1999(3)	1998(4)	1997	1996	1995

Balance Sheet Data:

Working capital	$16,438,598	$10,781,597	$24,035,699	$31,842,308	$3,421,115

Total assets	108,705,664	93,324,471	31,359,274	41,050,081	7,386,224

Total liabilities	6,516,070	5,730,266	1,752,946	2,940,595	2,273,022

Redeemable convertible preferred stock	—	—	13,013,772		16,094,692

Accumulated deficit	(138,012,293)	(94,880,788)	(63,936,340)	(37,714,430)	(11,159,689)

Stockholders’ equity (deficit)	102,189,594	87,594,205	16,592,556	38,109,486	(10,981,490)

(1)	Includes the results of operations of Tellan Software, Inc. commencing upon its acquisition on July 23, 1999.

(2)	Includes the results of operations of ICVerify, Inc. commencing upon its acquisition on April 30, 1998.

(3)	Includes Tellan Software, Inc., acquired during 1999 and ICVerify, Inc., acquired during 1998.

(4)	Includes ICVerify, Inc., acquired in 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      You should read the following discussion in conjunction with the accompanying consolidated financial statements and the notes thereto in this report. Our reported results for the year ended December 31, 1999, and the relationship between those results and the results for prior periods, are not necessarily indicative of our results in the future. This discussion contains, in addition to historical information, forward-looking statements about our current plans and expectations for the future. These forward-looking statements relate to our present plans and reflect our assumptions about future events and contingencies. They are, therefore, subject to numerous risks and uncertainties. The rapidly evolving industry in which we operate necessitates management’s continuous re-evaluation of our business plans. Moreover, the outcome of future events and our actual results cannot be predicted and could differ significantly from our current expectations. The following discussion and the section under the caption entitled “Risk Factors” elsewhere in this report describe some, but not all, of the factors that could cause these differences.

Overview

      Although in its infancy, electronic commerce, or “e-commerce”, is emerging as a viable industry and continues to grow and change rapidly. In this environment, our success will depend largely on our ability to continue to expand our established Internet payment service and software payments businesses, and to develop and successfully market new products and services in a continuously evolving, increasingly competitive business environment. In order to become profitable, and emerge as a viable long-term enterprise, our product and service offerings must achieve a sufficiently widespread market acceptance to generate an adequate return on the level of investment made in our technology. Our future operating performance will depend in large part on:

•	the rate of growth and changes in the electronic commerce market;

•	our success in broadening our offerings by adding new products and services;

•	our ability to identify, develop, and deliver products and services that meet market demands;

•	our ability to maintain and expand our distribution channels;

•	strategic decisions by major participants in the industry;

•	competitive pricing pressures;

•	legal and regulatory developments;

•	general economic conditions; and

•	our ability to develop and maintain key strategic and channel partnerships.

      Most of the Company’s efforts from inception to 1998 were devoted to business development and marketing in preparation for, and anticipation of, the growth in e-commerce. During 1998 and 1999, we made significant investments to expand our technological infrastructure to support the growth of our payment services and to ensure our systems were Year 2000 compliant. In addition, we increased our marketing and sales expenditures, as we concentrated on expanding our merchant base. As a result, during 1999, the Company invested in an advertising and corporate branding campaign to promote merchant acquisition and CyberCash name awareness. We continued our efforts during 1998 and 1999 to establish a strong market position and expand our payment systems offerings by acquiring ICVerify, Inc. and Tellan Software, Inc., companies that develop and market payment software.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

      Our revenues for the year ended December 31, 1999 were $20,254,000 compared with $12,588,000 for the year ended December 31, 1998. During 1999, we generated 40% of our revenue from our Internet services business, 53% from our payment software business and 7% from our customization Services business. During 1998, we generated approximately 34% of our revenues from our Internet services business, 52% from our Payments Software business, and 14% from customization services. We grew our revenue stream from our Internet payment service business by approximately 90% from 1998. This growth was a function of a 111% increase in our base of merchant customers and a 94% increase in our transaction volume during the year. Our payment software business grew by 65% year over year, of which 30% was related to the acquisition of Tellan Software in July of 1999 and the remainder was related to the expansion of our merchant base. In 1999 and 1998, we continued to reduce our reliance on revenues from our customization services business, which are comprised principally of licensing and development fees paid by our strategic allies or joint venture partners.

      Our revenues from both Internet payment services and payment software are subject to some seasonal variation. During the busy year-end holiday season, merchants traditionally tend to focus their attention on selling, making them reluctant to modify their payment systems. As a result, sales of payment services and software are typically slower during that period. We anticipate that revenues from sales of our payment software business will continue to represent a substantial portion of our total revenue for the foreseeable future even though the market for Internet payment services is likely to grow faster than the market for payment software products. Although we expect revenues from our Internet payment services to grow as Internet commerce continues to develop, we anticipate the growth rate of our Internet payment service business will be less than that the Internet industry as a whole due to substantial increases in competition in our market. Increasing competitive pressures can be expected to affect our market share and exert downward pressure on prices for our Internet payment services. We also expect our sales of payment software to continue to grow, but at a rate more consistent with growth of commerce in the physical “brick and mortar” world than that of commerce on the Internet. We do not expect revenues from our customization services to be a significant portion of our overall revenues in the future.

Operating Expenses

      Cost of Revenues. Cost of revenues consist primarily of the cost of operations to provide transaction processing, customer service and the software and hardware components for our software products. Cost of revenues increased by 56% in 1999, from $7,517,000 for the year ended December 31, 1998 to $11,697,000 for the year ended December 31, 1999. This increase resulted primarily from higher costs incurred to produce and distribute our software products, higher compensation expenses from expanding our customer service and network operations staffs, and increased investment in computers, networking systems and telecommunications equipment to support our rapidly growing Internet payment service business and to ensure that our systems were Year 2000 compliant.

      Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of our service and product offerings and technologies. Research and development expenses increased 16% over the prior year, from $9,066,000 for the year ended December 31, 1998 to $10,543,000 for the year ended December 31, 1999. This increase was due to enhancing our technological offerings, adding the development team of Tellan Software and ensuring Year 2000 compliancy. We plan to continue to make significant investments in research and development. To date, all of our software development costs have been expensed as incurred. We will continue to expense similar costs until we can demonstrate that we may realize future benefits from costs incurred to develop our software.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $7,998,000 from $14,652,000 for the year ended December 31, 1998 to $22,650,000 for the year ended December 31, 1999. A large portion of 1999 and 1998 sales and marketing expense was related to raising brand awareness of CyberCash through multi-media campaigns. In addition during both years we increased the size of our direct sales force. We expect our sales and marketing expenses to decrease in the year 2000 as we focus our marketing and advertising efforts towards directly targeted advertising campaigns.

      General and Administrative. General and administrative expenses consist primarily of compensation expense for management and support personnel and fees for professional services and other expenses associated with our general management and administration and not attributable to a particular source of revenue, or type of expense. General and administrative expenses increased $1,414,000 from $7,026,000 for the year ended December 31, 1998 to $8,441,000 for the year ended December 31, 1999. This increase primarily reflects an increase in executive compensation, shareholder related and SEC filing costs, and the acquisition of Tellan Software. We anticipate that our general and administrative expenses will continue to be significant as we continue to develop and expand our operations.

      Amortization of Intangibles. We accounted for the acquisitions of ICVerify and Tellan Software as purchases. Accordingly, we allocated the purchase price to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Intangible assets are being amortized using the straight-line method over their estimated useful lives. During 1998 and 1999, we recognized $5,164,000 and $8,477,000 in amortization expense, respectively.

      Restructuring Charges. We routinely evaluate and realign our organizational structure in order to respond appropriately to the ever-changing electronic commerce market space and to take advantage of cost-reduction opportunities related to acquisitions. During 1998 and 1999, we recognized $609,000 and $775,000 in restructuring charges, respectively.

      Interest Income, Net. Interest income decreased $244,000 from $915,000 for the year ended December 31, 1998 to $671,000 for the year ended December 31, 1999. We funded the acquisition of Tellan, the investment in Commission Junction, the multi-media advertising campaigns and operating activities out of cash generated from the Company’s private placements in 1999.

      Loss from Investments and Equity in Losses of Affiliates. For the year ended December 31, 1998, we recognized a loss of $101,000 related to our share of the net losses of our affiliates. For the year ended December 31, 1999 we recognized a loss of $1,000,000 related to the write-off of an investment that went out of business during 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues

      Our revenues for the year ended December 31, 1998 were $12,588,000 compared to $4,487,000 for the year ended December 31, 1997. During 1998, we generated approximately 34% of our revenues from our Internet payment services business, 52% from our payments software business, and 14% from customization services. In contrast, the majority of our revenues in 1997 derived from our customization services business in which we licensed our Internet payment technology and received fees for development work associated with these licensing activities. We grew our revenue stream from our Internet payment service business by approximately 35% from 1997. This growth resulted in part from increasing our base of merchant customers by approximately 150% and in part from implementing a new fee structure, under which we charge merchants a set-up and monthly access fee in addition to transaction fees. During 1998, we acquired ICVerify, Inc., which accounted for the new business line of payment software.

Operating Expenses

      Cost of Revenues. Cost of revenues increased by $3,859,000 from $3,658,000 for the year ended December 31, 1997 to $7,517,000 for the year ended December 31, 1998 primarily as a result of costs incurred to produce and distribute our software products, increasing the size of our customer service to support our payment software business and expanding our technological infrastructure to support growing transactions volumes for our service offerings.

      Research and Development. Research and development expenses decreased $590,000 from $9,656,000 for the year ended December 31, 1997 to $9,066,000 for the year ended December 31, 1998. This decrease was primarily due to our ability to shift portions of our U.S.-based research and development efforts to our Bangalore, India development subsidiary, where the cost of labor is less expensive.

      Sales and Marketing. Sales and marketing expenses increased $5,049,000 from $9,603,000 for the year ended December 31, 1997 to $14,652,000 for the year ended December 31, 1998. A large portion of 1998 and 1997 sales and marketing expense was related to raising brand awareness of CyberCash through television and magazine advertisements. In addition, during 1998, we almost tripled the size of our direct sales force primarily through the acquisition of ICVerify.

      General and Administrative. General and administrative expenses increased $1,186,000 from $5,840,000 for the year ended December 31, 1997 to $7,026,000 for the year ended December 31, 1998. This increase primarily reflects an increase in employees during 1998 as a result of acquiring ICVerify and internal growth.

      Amortization of Intangibles. We accounted for the acquisition of ICVerify as a purchase. During 1998, the Company had $5,164,000 in amortization expense.

      Restructuring Charges. During 1998 and 1997, we recorded restructuring charges of $609,000 and $344,000, respectively, as a result of realigning our organization structure to respond to changes in the electronic commerce market place.

      Write-off of Technology License. In 1997, we entered into a technology licensing agreement with Carnegie Mellon University (“CMU”) whereby we acquired the exclusive worldwide rights to CMU’s NetBill technology for use in network-based electronic commerce. Due to the uncertainty associated with the realizability of the license acquired, we recorded a non-cash charge to operations of $2,163,000 during 1997 for the cost of this license.

      Interest Income, Net. Interest income decreased $546,000 from $1,461,000 for the year ended December 31, 1997 to $915,000 for the year ended December 31, 1998. We funded the acquisition of ICVerify and operating activities out of cash generated from the Company’s private placements in 1998.

      Loss from Investments and Equity in Losses of Affiliates. For the years ended December 31, 1998 and 1997, we recognized losses of $101,000 and $905,000, respectively, related to our share of the net losses of our affiliates.

Liquidity and Capital Resources

      At December 31, 1999, we had cash and cash equivalents of $18,176,000 compared to December 31, 1998 when we had $10,903,000 in cash and cash equivalents. The increase in cash of $7,273,000 was primarily a result of cash inflows from private placements during 1999 which resulted in net cash proceeds of $43,729,000, reduced by cash used in operating activities of $25,609,000, and cash used to purchase investments and property and equipment of $7,250,000 and $4,750,000, respectively. At December 31, 1999, the Company had no material commitments for capital expenditures.

      We anticipate that our current available cash resources combined with future cash flows from operations will be sufficient to meet our presently anticipated cash needs, including our working capital requirements. As a result, we have rescinded our shelf registration on file with the Securities and Exchange Commission. As the electronic commerce marketplace continues to emerge and change and as we respond to the growth and the evolving nature of the market, we may need to raise additional funds in order to:

•	fund more rapid expansion;

•	develop new or enhanced services;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

      If we do raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders will be reduced, stockholders may experience additional dilution, or equity securities issued may have rights, preferences or privileges senior to those of common stockholders. We cannot assure you that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on our business, financial condition or operating results. See “Business — Risk Factors.” The common stock we are committed to sell and may sell in the future will increase the amount of our common stock on the public market, which could cause our stock price to decline.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

CyberCash, Inc.

      We have audited the accompanying consolidated balance sheets of CyberCash, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberCash, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/  Ernst & Young LLP

McLean, Virginia

January 27, 2000

CYBERCASH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$18,176,010	$10,902,532

Restricted cash	354,936	347,733

Accounts receivable, net of allowance of $361,170 and $1,050,835 at December 31, 1999 and 1998	3,394,091	4,661,574

Prepaid expenses and other current assets	1,029,631	600,024

Total current assets	22,954,668	16,511,863

Property and equipment, net	9,965,802	9,050,162

Investments	7,242,941	242,947

Other long-term assets	1,215,514	2,346,184

Goodwill and other intangibles, net	67,326,739	65,173,315

Total assets	$108,705,664	$93,324,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,714,934	$2,474,155

Accrued employee benefits	1,268,047	1,432,060

Other accrued expenses	2,320,242	853,268

Deferred revenue	1,212,847	970,783

Total current liabilities	6,516,070	5,730,266
Commitments and contingencies

Stockholders’ equity:

Common Stock, $.001 par value; 40,000,000 shares authorized, 24,701,542 shares issued and 24,681,542 shares outstanding as of December 31, 1999 and 19,129,722 shares issued and 19,109,722 shares outstanding as of December 31, 1998	24,702	19,130

Additional paid-in capital	241,053,526	183,265,162

Accumulated deficit	(138,012,293)	(94,880,788)

Treasury stock, 20,000 shares at cost	(120,000)	(120,000)

Receivable from sale of common stock	(268,909)	(267,724)

Accumulated other comprehensive loss	(487,432)	(420,750)

Unearned compensatory stock options	—	(825)

Total stockholders’ equity	102,189,594	87,594,205

Total liabilities and stockholders’ equity	$108,705,664	$93,324,471

See notes to consolidated financial statements.

CYBERCASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	1998	1997

Revenues:

Software product sales	$10,736,309	$6,478,191	$—

Internet and customization services	9,517,766	6,109,412	4,487,173

Total revenues	20,254,075	12,587,603	4,487,173

Less: returns	473,634	312,045	—

Net revenues	19,780,441	12,275,558	4,487,173

Cost of revenues:

Software product sales	3,199,782	1,738,963	—

Internet and customization services	8,497,649	5,778,098	3,658,196

Total cost of revenues	11,697,431	7,517,061	3,658,196

Gross profit	8,083,010	4,758,497	828,977

Costs and expenses:

Research and development	10,543,457	9,065,841	9,655,885

Sales and marketing	22,649,914	14,651,584	9,603,299

General and administrative	8,440,836	7,026,469	5,840,100

Amortization of intangibles	8,476,813	5,164,056	—

Restructuring charges	774,992	608,755	344,242

Write-off of technology license	—	—	2,162,500

Loss from operations	(42,803,002)	(31,758,208)	(26,777,049)

Interest income, net	671,497	915,040	1,460,568

Loss from investments and equity in losses of affiliates	(1,000,000)	(101,280)	(905,429)

Net loss	$(43,131,505)	$(30,944,448)	$(26,221,910)

Basic and diluted loss per share	$(2.02)	$(2.15)	$(2.43)

See notes to consolidated financial statements.

CYBERCASH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Receivable
						from	Accumulated
	Common Stock		Additional			Sale of	Other
			Paid-in	Accumulated	Treasury	Common	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Stock	Loss

Balance at December 31, 1996	10,732,262	$10,732	$77,201,462	$(37,714,430)	$(120,000)	$(820,233)	$(87,569)

Sale of Common Stock	10,000	10	132,490	—	—	—	—

Exercise of Common Stock options	94,377	95	530,540	—	—	—	—

Common Stock and Warrants issued in Connection with acquisition of NetBill technology license	120,000	120	2,162,380	—	—	—	—

Common Stock issued in connection with Employee Stock Purchase Plan	35,451	35	441,533	—	—	—	—
Common Stock issued in connection with the conversion of Series C

Preferred Stock	83,156	83	1,507,109	—	—	—	—
Accretion of Series C

Preferred Stock	—	—	(282,739)	—	—	—	—

Repayment of receivable from sale of Common Stock	—	—	—	—	—	64,227	—
Accrued interest on receivable from sale of Common Stock	—	—	—	—	—	(47,332)	—

Compensation expense in connection with stock options	—	—	274,571	—	—	—	—

Amortization of deferred compensation	—	—	(70,814)	—	—	—	—
Comprehensive loss

Net loss	—	—	—	(26,221,910)	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	(244,719)

Comprehensive loss

Balance at December 31, 1997	11,075,246	11,075	81,896,532	(63,936,340)	(120,000)	(803,338)	(332,288)

Balance at December 31, 1997	11,075,246	11,075	81,896,532	(63,936,340)	(120,000)	(803,338)	(332,288)

Sale of Common Stock	376,701	377	3,799,623
Issuance of Common Stock in connection with the acquisition of ICVerify, Inc.	2,300,000	2,300	54,228,654	—	—	—	—

Exercise of Common Stock options	336,426	336	649,483	—	—	—	—

Common Stock issued in connection with Employee Stock Purchase Plan	54,829	55	442,855	—	—	—	—

Common Stock issued in connection with the conversion of Series C and Series D Preferred Stock	4,986,520	4,987	42,994,227	—	—	—	—
Accretion of Series C and D

Preferred Stock	—	—	(723,064)	—	—	—	—

Repayment of receivable from sale of Common Stock	—	—	—	—	—	558,978	—
Accrued interest on receivable from sale of Common Stock	—	—	—	—	—	(23,364)	—

Amortization of deferred compensation	—	—	(23,148)	—	—	—	—
Comprehensive loss

Net loss	—	—	—	(30,944,448)	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	(88,462)

Comprehensive loss

Balance at December 31, 1998	19,129,722	$19,130	$183,265,162	$(94,880,788)	$(120,000)	$(267,724)	$(420,750)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unearned
	Compensatory	Total
	Stock	Equity
	Options	(Deficit)

Balance at December 31,

1996	$(360,476)	$38,109,486

Sale of Common Stock	—	132,500

Exercise of Common Stock options	—	530,635

Common Stock and Warrants issued in Connection with acquisition of NetBill technology license	—	2,162,500

Common Stock issued in connection with Employee Stock Purchase Plan	—	441,568
Common Stock issued in connection with the conversion of Series C

Preferred Stock	—	1,507,192
Accretion of Series C

Preferred Stock	—	(282,739)

Repayment of receivable from sale of Common Stock	—	64,227
Accrued interest on receivable from sale of Common Stock	—	(47,332)

Compensation expense in connection with stock options	—	274,571

Amortization of deferred compensation	237,391	166,577
Comprehensive loss

Net loss	—	(26,221,910)

Foreign currency translation adjustment	—	(244,719)

Comprehensive loss		(26,466,629)

Balance at December 31,

1997	(123,085)	16,592,556

Balance at December 31,

1997	(123,085)	16,592,556

Sale of Common Stock		3,800,000
Issuance of Common Stock in connection with the acquisition of ICVerify,

Inc.	—	54,230,954

Exercise of Common Stock options	—	649,819

Common Stock issued in connection with Employee Stock Purchase Plan	—	442,910

Common Stock issued in connection with the conversion of Series C and Series D Preferred Stock	—	42,999,214
Accretion of Series C and D

Preferred Stock	—	(723,064)

Repayment of receivable from sale of Common Stock	—	558,978
Accrued interest on receivable from sale of Common

Stock	—	(23,364)

Amortization of deferred compensation	122,260	99,112
Comprehensive loss

Net loss	—	(30,944,448)

Foreign currency translation adjustment	—	(88,462)

Comprehensive loss		(31,032,910)

Balance at December 31,

1998	$(825)	$87,594,205

CYBERCASH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Receivable
						from	Accumulated
	Common Stock		Additional			Sale of	Other
			Paid-in	Accumulated	Treasury	Common	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Stock	Loss

Balance at December 31, 1998	19,129,722	$19,130	$183,265,162	$(94,880,788)	$(120,000)	$(267,724)	$(420,750)

Sale of Common Stock	4,231,964	4,232	43,926,350

Issuance of Common Stock in connection with the acquisition of Tellan	1,105,024	1,105	9,944,111	—	—	—	—

Common Stock issued in connection with Stock Bonus Plan	22,800	23	285,877	—	—	—	—

Common Stock issued in connection with Employee Stock Purchase Plan	48,233	48	431,417	—	—	—	—

Exercise of Common Stock Options	163,799	164	1,459,297	—	—	—	—

Amortization of compensatory stock options	—	—	1,141,312	—	—	—	—

Expense incurred by principal shareholder for the benefit of the Company	—	—	600,000	—	—	—	—

Repayment of receivable from sale of Common Stock	—	—	—	—	—	14,170	—

Accrued interest on receivable from sale of Common Stock	—	—	—	—	—	(15,355)	—
Comprehensive loss

Net loss	—	—	—	(43,131,505)	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	(66,682)

Comprehensive loss

Balance at December 31, 1999	24,701,542	$24,702	$241,053,526	$(138,012,293)	$(120,000)	$(268,909)	$(487,432)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unearned
	Compensatory	Total
	Stock	Equity
	Options	(Deficit)

Balance at December 31, 1998	$(825)	$87,594,205

Sale of Common Stock		43,930,582

Issuance of Common Stock in connection with the acquisition of Tellan	—	9,945,216

Common Stock issued in connection with Stock Bonus Plan	—	285,900

Common Stock issued in connection with Employee Stock Purchase Plan	—	431,465

Exercise of Common Stock Options	—	1,459,461

Amortization of compensatory stock options	825	1,142,137

Expense incurred by principal shareholder for the benefit of the Company	—	600,000

Repayment of receivable from sale of Common Stock	—	14,170

Accrued interest on receivable from sale of Common Stock	—	(15,355)
Comprehensive loss

Net loss	—	(43,131,505)

Foreign currency translation adjustment	—	(66,682)

Comprehensive loss		(43,198,187)

Balance at December 31,

1999	$—	$102,189,594

See notes to consolidated financial statements.

CYBERCASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	1998	1997

Operating activities

Net loss	$(43,131,505)	$(30,944,448)	$(26,221,910)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	3,860,832	3,152,584	2,403,259

Amortization of intangibles	8,476,813	5,164,056	—

Provision for doubtful accounts receivable	474,090	236,068	—

Loss from write-off of investments	1,000,000	—	2,162,500

Loss from investments in affiliates	—	101,280	905,429

Loss on disposal of property and equipment	163,601	208,716	4,679

Accrued interest on receivable from sale of common stock	(15,355)	(23,364)	(47,332)

Compensation expense related to issuance of stock, stock options and warrants	2,055,316	99,112	441,152

Changes in operating assets and liabilities, net of effect of acquisitions:

Restricted cash	(7,203)	(84,601)	(13,132)

Accounts receivable	1,169,806	(1,392,759)	(2,555,011)

Prepaid expenses and other current assets	(386,570)	348,710	(122,668)

Other long-term assets	380,670	(176,333)	80,390

Accounts payable and accrued expenses	172,702	2,011,040	(1,307,455)

Deferred revenue	177,554	237,639	119,806

Net cash used in operating activities	(25,609,249)	(21,062,300)	(24,150,293)

Investing activities

Sale (purchase) of short-term investments	—	8,779,773	(8,779,773)

Acquisitions, net of cash received	(685,021)	(15,690,498)	—

Investments in affiliates	—	(2,072)	(1,247,584)

Purchase of investments	(7,249,994)	(1,500,000)	—

Purchases of property and equipment	(4,749,685)	(7,470,220)	(1,449,628)

Net cash used in investing activities	(12,684,700)	(15,883,017)	(11,476,985)

Financing activities

Proceeds from issuance of common stock	43,729,013	3,800,000	132,500

Proceeds from exercise of stock options	1,459,461	649,819	530,635

Proceeds from issuance of common stock through the Employee Stock Purchase Plan	431,465	442,910	441,568

Proceeds from receivable from sale of common stock	14,170	558,978	64,227

Proceeds from issuance of Series D Preferred Stock	—	29,262,370	14,238,225

Net cash provided by financing activities	45,634,109	34,714,077	15,407,155

Effect of exchange rate changes on cash and cash equivalents	(66,682)	(88,462)	(244,719)

Net increase/(decrease) in cash and cash equivalents	7,273,478	(2,319,702)	(20,464,842)

Cash and cash equivalents at beginning of year	10,902,532	13,222,234	33,687,076

Cash and cash equivalents at end of year	$18,176,010	$10,902,532	$13,222,234

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock and stock options for acquisitions	$9,945,216	$54,230,954	$—

Accrued milestone payment for acquisitions	$335,000	$—	$—

Conversion of preferred stock to common stock	$—	$42,999,214	$1,507,192

Accretion of stated value of preferred stock	$—	$723,064	$282,739

Supplemental disclosure of acquisitions:

Assets and intangibles acquired	$11,741,972	$72,489,536	$—

Less: liabilities assumed	482,338	1,728,649	—

Common stock and stock options issued	9,945,216	54,230,954	—

	1,314,418	16,529,933	—

Less: cash received	629,397	839,435	—

Cash paid	$685,021	$15,690,498	$—

See notes to consolidated financial statements.

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

      CyberCash, Inc. (“CyberCash” or the “Company”) was incorporated on August 29, 1994, in the state of Delaware. CyberCash is the world’s leading provider of Internet payment services and electronic payment technologies, enabling e-commerce for merchants operating either in the physical “brick and mortar” world or the virtual world of the Internet.

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

Cash Equivalents and Restricted Cash

      The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents at year end consisted of investments in highly rated corporate debentures and commercial paper having maturities of less than three months, and in a money market mutual fund invested in U.S. government agency obligations and highly rated corporate debentures having maturities of less than three months. These securities are recorded at cost, which approximates fair market value. The Company has not experienced any losses on these investments. Restricted cash at year-end consisted of certificates of deposit securing Company credit cards held by employees for business expenses and a stand-by letter of credit issued as security on leased property.

Accounts Receivable

      The carrying amount of the Company’s accounts receivable approximated their fair value at year-end. The Company recorded a provision for doubtful accounts receivable of $474,000 and $236,000 for the years ended December 31, 1999 and 1998, respectively. The Company also had write-offs of $1,164,000 during the year ended December 31, 1999. During 1998 the Company recorded an allowance for doubtful accounts of $815,000 in connection with the acquisition of ICVerify.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the asset’s estimated useful life ranging from 3 to 5 years, not to exceed the lease term in the case of leasehold improvements.

Investments

      Investments consist of investments in affiliates and investments accounted for using the cost method. The Company has classified all debt and equity securities accounted for using the cost method as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

separate component of stockholders’ equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. See Note 11 for a discussion of the accounting for investments in affiliates.

Asset Impairment

      Each year, management determines whether any property, equipment or any other long-lived asset has been impaired based on the criteria established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Disposed of”. During 1999, the Company wrote-off a $1,000,000 investment in a business which filed for bankruptcy and was dissolved during the year.

Financial Instruments

      The carrying amount for the Company’s cash and cash equivalents, other receivables, certain other financial assets, trade accounts payable, accrued expenses and liabilities and other liabilities approximate fair market value. The fair market value is based on quoted market prices where available.

Goodwill and Other Intangible Assets

      Intangible assets are recorded at cost and amortized using the straight-line method over the following estimated useful lives:

Developed technology	3 years

Assembled workforce	5 years

Trademark and trade name	10 years

Goodwill	7-10 years

      The Company evaluates the recoverability of goodwill and other intangible assets based on estimated, undiscounted operating income over the amortization periods, giving consideration to sales and cost benefits expected to be realized by the consolidated entity from the acquisition and integration of acquired entities.

Foreign Currency Translation

      Results of operations for foreign entities are translated to U.S. Dollars using average exchange rates during the year. Assets and liabilities are translated to U.S. Dollars using the exchange rate in effect at the balance sheet dates. Resulting translation adjustments are reflected in stockholders’ equity as accumulated other comprehensive income/(loss).

Revenue Recognition

      The Company recognizes transaction processing revenues, merchant set-up and account fees, hardware and software product sales, software development and technology license fees as the related services are performed or products are shipped, assuming collectability is probable, fees are fixed, and persuasive evidence of an arrangement exits.

      In those cases where customers have duplication rights for the software products, revenue is recognized upon receipt of reports of units produced by the customers. Revenues from the sale of product maintenance and support is recognized ratably over the term of the agreement, which in most cases is one year. In sales agreements that include more than one element, the Company allocates the total fee among each deliverable based upon their relative fair value as determined by vendor-specific objective evidence.

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

Research and Development Costs

      The Company has expensed its product development costs as research and development costs. It will continue to expense such costs until the realizability of the Company’s technologies can be established.

Advertising Costs

      All costs related to advertising the Company’s products are expensed in the period incurred. During 1999, 1998 and 1997 advertising costs were $8,217,000, $716,000, and $2,135,000, respectively.

Restructuring Charges

      The Company evaluates and realigns its organizational structure in order to respond to changes in the market and to take advantage of cost-reduction opportunities. Costs related to corporate reorganizations resulting from the Company’s comprehensive review of its key business lines have been classified as restructuring charges. These charges include costs for severance and lease termination charges related to downsizing the workforce. The restructuring charges of $609,000 and $344,000 incurred during the years ended December 31, 1998 and 1997, respectively, were paid in the year they were incurred. As of December 31, 1999, $587,000 of the $775,000 restructuring charge incurred in 1999 remained unpaid and is included in other accrued expenses. This amount represents termination benefits for employees involuntary terminated in November 1999.

Income Taxes

      The Company provides for income taxes in accordance with the liability method. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation

      The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25. The Company presents pro forma disclosures of net loss and net loss per share in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) which established the fair value method of accounting for employee stock options.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Actual results could prove the estimates and assumptions used in preparing the financial statements to be incorrect, thereby affecting the amounts and disclosures in the Company financial statements and notes thereto.

Concentration of Risk

      The Company acts as an intermediary and facilitator for automated clearinghouse and credit card transactions. The Company is exposed to risks associated with returned transactions, merchant fraud and transmission of erroneous information related to these transactions. The Company has not incurred significant losses for these risks to date.

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

      The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require collateral with regards to its accounts receivable. The Company maintains reserves for credit losses and such losses have been within management’s expectations.

Reclassification

      Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

3.  Property and Equipment

      Property and equipment consists of the following at December 31:

	1999	1998

Computer equipment	$14,569,000	$11,013,000

Furniture and fixtures	1,369,000	1,216,000

Office equipment	1,596,000	1,338,000

Leasehold improvements	2,753,000	2,241,000

	20,287,000	15,808,000

Less accumulated depreciation	10,321,000	6,758,000

	$9,966,000	$9,050,000

4.  Acquisitions

Tellan Software, Inc.

      On July 23, 1999, CyberCash acquired all the outstanding shares of the capital stock of Tellan Software, Inc. (“Tellan”). The cost of the acquisition was approximately $11,260,000, including fees and expenses. The purchase price at closing consisted of $1,032,000 in cash and 1,105,024 shares of CyberCash Common Stock valued at $9.00 per share. The Company paid approximately $282,000 in transaction costs related to the acquisition. In addition, Tellan shareholders will be entitled to additional contingent cash payments aggregating up to $1,100,000 through 2002 subject to the achievement of specific performance criteria during the period. As of December 31, 1999, Tellan shareholders were entitled to contingent payments aggregating $335,000, which amount is included in goodwill and other accrued expenses. The consolidated financial statements include the results of operations of Tellan since the date of acquisition.

      The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been preliminarily allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. The purchase price was allocated as follows:

Net assets	$986,000

Developed technology	$1,050,000

Goodwill	$9,224,000

      The table below summarizes the Company’s unaudited pro forma consolidated condensed statements of income for the year ended December 31, 1999 assuming the acquisition of Tellan was effected at the

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Acquisitions — (Continued)

beginning of the period, and for the year ended December 31, 1998 assuming the acquisition of Tellan and ICVerify were effected at the beginning of the period.

	For the Year Ended	For the Year Ended
	December 31, 1999	December 31, 1998

Revenue	$21,573,000	$16,809,000

Net loss	$(43,417,000)	$(37,081,000)

Net loss available to Common Stockholders	$(43,417,000)	$(37,804,000)

Weighted average shares outstanding	22,014,000	16,569,000

Basic and diluted earnings per share	$(1.97)	$(2.28)

      This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the dates assumed.

ICVerify, Inc.

      On April 30, 1998, CyberCash acquired all the outstanding shares of common stock of ICVerify, Inc. (“ICVerify”) for $70,700,000, including fees and expenses. The purchase price included $16,250,000 in cash, 2,300,000 shares of CyberCash Common Stock valued at $20.50 per share, the conversion of outstanding vested and unvested stock options under ICVerify’s 1995 Employee Stock Option Plan into stock options exercisable under the CyberCash 1995 Employee Stock Option Plan for $7,000,000 and transaction costs of $279,000. The consolidated financial statements include the results of operations of ICVerify since the date of acquisition.

      The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the purchase price, $400,000 was allocated to ICVerify’s net assets, and the remainder was allocated to intangible assets, as follows:

Developed technology	$2,700,000

Assembled workforce	$800,000

Trademark and trade name	$1,500,000

Goodwill	$65,300,000

      Accumulated amortization of goodwill and other intangible assets was $5,164,000 and $13,640,000 at December 31, 1998 and 1999, respectively.

5.  Commitments

      The Company has entered into various operating lease agreements for office space, property and equipment. The leases generally contain renewal options. Future minimum lease payments under non-cancelable operating lease agreements, with initial or remaining terms in excess of one year, as of December 31, 1999, are as follows:

2000	$2,293,000

2001	2,330,000

2002	1,905,000

2003	1,202,000

2004	854,000

Thereafter	1,446,000

$10,030,000

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Commitments — (Continued)

      During the years ended December 31, 1999, 1998 and 1997, the Company recognized rent expense of $1,632,000, $2,346,000 and $1,751,000, respectively. During 1999, 1998 and 1997, the Company recognized sub-lease rental income of $137,000, $123,000, and $257,000, respectively.

      On August 11, 1998, in connection with one of the Company’s office space leases, the Company entered into a one-year standby letter of credit for $70,000 on behalf of the landlord. This letter of credit was renewed for an additional one-year term during 1999.

      During 1998, the Company entered into an agreement with an affiliated company for a five-year sublease of office space. This lease was revised in 1999 to increase the square footage to be subleased. Minimum future sublease receipts to be received as of December 31, 1999 are approximately $835,000.

6.  Acquisition of Technology License

      On March 21, 1997, the Company entered into a technology licensing agreement with Carnegie Mellon University (“CMU”) for exclusive worldwide rights to CMU’s NetBill technology for use in network-based electronic commerce. The consideration for the license included 120,000 shares of Common Stock, plus warrants to purchase an additional 50,000 shares of the Company’s Common Stock at an exercise price of $16.45 per share. The Warrants are divided into 25,000 Class A Warrants and 25,000 Class B Warrants. Each class will become exercisable in five equal annual installments of 5,000 shares each, beginning on March 21, 1998, and will expire on March 21, 2007. The exerciseability of the Class B Warrants is conditioned upon the achievement of certain financial conditions which, as of December 31, 1999, have not been met. The Company is obligated to pay annual cash royalties of $75,000 annually on the warrants through the year 2000. The Company will expense these royalty payments in the year paid. Due to the uncertainty associated with the realizability of the license acquired, the Company recorded a non-cash charge to operations during 1997 of $2,162,500 for the fair value of the Common Stock and Class A Warrants issued in the acquisition of the NetBill technology license.

7.  Stockholders’ Equity

      On August 5, 1997, the Company completed the private placement of 15,000 shares of the Company’s Series C redeemable convertible Preferred Stock (“Series C Preferred Stock”), with a stated value of $1,000 per share, resulting in net proceeds of approximately $14,200,000. During 1998 and 1997, holders of Series C Preferred Stock converted 13,500 and 1,500 shares, respectively, resulting in the issuance of 1,303,244 and 83,156 shares of Common Stock, respectively.

      During 1998, the Company completed the private placement of 30,000 shares of $.001 par value Series D Convertible Preferred Stock, with a stated value of $1,000 per share (“Series D Preferred Stock”), and options to purchase up to an aggregate of 708,382 shares of the Company’s Common Stock (“Investment Options”) for net proceeds of $29,209,000. During 1998, all Series D Preferred Stock was converted into Common Stock, resulting in the issuance of 3,683,276 shares. The Investment Options may be exercised through February 5, 2003, at an exercise price of $12.80 per share.

      During 1998, dividends of approximately $154,000 and $569,000 were accreted on the Series C and Series D Preferred Stock, respectively. During 1997, dividends of approximately $283,000 were accreted on the Series C Preferred Stock.

      On November 15, 1999, the Company entered into an agreement with a holder of Investment Options pursuant to which the holder agreed to exercise 472,254 options at the reduced exercise price of $8.27 per share, resulting in net proceeds to the Company of $3,905,540. As additional consideration for the financing,

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Stockholders’ Equity — (Continued)

CyberCash issued the institutional investor an additional 472,254 Investment Options with an exercise price of $13.345 that expire on November 15, 2004.

      In 1998, Garen Staglin, a director of the Company, bought 16,701 shares of CyberCash Common Stock from the Company for an aggregate purchase price of $200,000. In 1998, William N. Melton, Chairman of the Board of the Company, bought 350,000 shares of CyberCash Common Stock from the Company for an aggregate purchase price of $3.5 million. In addition, Michael L. Rothschild, a director of the Company, bought 10,000 shares of CyberCash Common Stock from the Company for an aggregate purchase price of $100,000. The price that Messrs. Melton and Rothschild paid the Company for their shares represented a premium to the then-current fair market value of Common Stock. Mr. Staglin paid the Company the then-current fair market value of Common Stock.

      During 1999, the Company completed the private placement of 914,634 Units, consisting of one share of the Company’s Common Stock and a Warrant to purchase 0.75 shares of Common. The price of each Unit was $16.40 and the net proceeds were approximately $14,779,000. The initial exercise price of the Warrants was originally $20.00 per share. The Warrants provide that if the average closing bid price (the “Reset Price”) of the Common Stock over the 10 trading days preceding January 6, 2000, January 6, 2001 or January 6, 2002 is less than the exercise price then in effect, the exercise price will be changed to the Reset Price. If an adjustment of the exercise price occurs, the terms of the Warrants require that the number of shares of Common Stock that can be issued upon exercise of the Warrants will also be proportionately increased. In January 2000 the Warrant exercise price was reset to $9.7656 and an additional 718,907 Warrants were issued. As a result of this reset, there are now outstanding 936,588 Warrants expiring January 6, 2004, and 468,295 Warrants expiring March 31, 2004.

      On August 19,1999, CyberCash issued and sold, pursuant to the Company’s Registration Statement on Form S-3, an aggregate of 1,643,836 shares of the Company’s Common Stock, par value $.001 per share, and Warrants to purchase 164,384 shares of Common Stock, for net proceeds of $14.9 million. The purchase price for the Common Stock was $9.125 per share, and the initial exercise price for the Warrants is $11.40622 per share (125 percent of the purchase price). If the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding August 19, 2000 (the “One Year Price”) is less than $9.125 per share, the Company may elect to either make a cash payment to the purchaser in an amount equal to the price difference multiplied by the number of shares purchased or, alternatively, issue additional shares with a market value equal to that amount (“Reset Provision”). In addition, the exercise price of the warrants would be reduced to the One Year Price. If the Company elects to issue additional shares, the purchaser may instead elect to receive an equal number of additional warrants at an exercise price of $.01 per share. The initial Warrants will expire on August 19, 2004.

      On November 19, 1999, Mr. Melton purchased 1,186,240 shares of CyberCash Common Stock from the Company for an aggregate purchase price of $10.0 million. These shares were purchased at the then-current fair market value of the Common Stock that CyberCash was able to receive from third parties. As of March 10, 2000, the Company had not registered for resale any of the shares acquired by Mr. Melton.

      In consideration for certain advertising services performed during 1999, the Company issued 15,000 shares of its Common Stock, valued at approximately $210,000, to Donino White & Partners, Inc.

Preferred Stock

      The Company is authorized to issue up to 5,000,000 shares of Preferred Stock in one or more series with such rights, preferences and privileges as determined by the Board of Directors.

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  First USA Warrants

      In November 1998, the Company issued 2.2 million warrants to First USA Bank (the “FUSA Warrants”) in connection with an Operating Agreement (“Operating Agreement”) entered into in October 1998. Under the Operating Agreement, the Company has agreed to license its Agile Wallet technology to and operate a branded version of its InstaBuy service for First USA, which will be promoted by both companies. The warrants were fully vested and non-forfeitable as of January 1, 1999. All of the FUSA Warrants expire on September 30, 2003, and as of January 1, 2000, have an exercise price of $32.00.

      The warrants are accounted for in accordance with the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the FUSA Warrants were valued in November 1998 at approximately $5.6 million. This amount will be expensed over the remaining term of the Operating Agreement, which extends to October 2003. During the year ended December 31, 1999, the Company recognized $1,080,000 of expense related to these warrants.

9.  Common Stock Options

CyberCash 1995 Stock Option Plan

      The Company’s 1995 Stock Option Plan (“Employee Stock Option Plan”) provides for incentive and non-statutory stock option grants at the discretion of the Compensation Committee of the Board of Directors to employees, officers, employee directors and consultants. The exercise price of the incentive stock options and the non-statutory stock options cannot be less than 100% and 85%, respectively, of the fair market value of the Common Stock on the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to options that are granted under the Employee Stock Option Plan is 7,500,000.

      Stock options issued under the plan generally vest as to 7.5% of the shares subject to option three months after the date of grant and 2.5% of such shares at the end of each month thereafter, so that the option is fully vested 40 months after grant. The terms of stock options granted under the Employee Stock Option Plan may not exceed 10 years.

      During the year ended December 31, 1995, employees exercised 500,000 options in exchange for notes receivable totaling $1,130,000. As of December 31, 1999, approximately $248,000 of the notes receivable balance and approximately $21,000 of interest accrued on the notes receivable balance remained outstanding. During 1999, 1998 and 1996, the Company received approximately $14,000 in cash, $559,000 in cash and 20,000 shares of treasury stock, and $225,000 in cash, respectively, in satisfaction of employees’ notes receivable.

      During 1995, the Company recognized deferred compensation expense of $752,000 for the difference between the exercise price and the deemed fair market value on the date of grant of stock options. The Company amortized this amount ratably over the vesting period of the options, which were 40 to 64 months. During the years ended December 31, 1999, 1998 and 1997, the Company recognized approximately $1,000, $99,000 and $441,000, respectively, of compensation expense related to stock options. Included in the compensation expense for 1998 and 1997 is $23,000 and $275,000, respectively, related to accelerated vesting of stock options for terminated employees. In addition, during 1999, the Company recognized $62,000 in compensation expense related to the issuance of stock options to consultants.

CyberCash 1995 Non-Employee Directors’ Stock Option Plan

      The Company’s 1995 Non-Employee Directors’ Plan (“Directors’ Plan”) provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. Upon election to the Board of Directors, non-employee directors receive an option to purchase 5,000 shares of

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Common Stock Options — (Continued)

Common Stock. Thereafter, directors receive automatic grants of options to purchase 5,000 shares annually. Directors receive additional annual grants of options to acquire 1,500 shares for each committee on which they serve and 5,000 for each committee that they chair. All options are priced at the fair market value of the Company’s Common Stock on the date of grant and are fully vested immediately. The maximum number of shares of Common Stock that may be issued pursuant to options that are granted under the Directors’ Plan is 600,000.

CyberCash 1995 Employee Stock Purchase Plan

      The Company’s Employee Stock Purchase Plan (the “ESPP”) allows employees to voluntarily contribute between 1% and 15% of their compensation on a pre-tax basis to purchase shares of Common Stock. Lump-sum purchases of Common Stock are made at the end of each semi-annual purchase period at the lower of 85% of the fair market value of the stock on the first day of the period (or the employee’s commencement date in the program) or 85% of the fair market value of the stock on the last day of the period.

      The following activity occurred in the ESPP:

	Amount
	Contributed	Shares	Purchase
	To ESPP	Purchased	Price

1999	$431,000	48,233	$6.69-$13.39

1998	$443,000	54,829	$6.43-$17.42

1997	$442,000	35,451	$11.90-$13.39

      The maximum number of shares of Common Stock that may be issued under the ESPP is 500,000.

ICVerify 1995 Employee Stock Option Plan

      In connection with the acquisition of ICVerify, CyberCash assumed all outstanding options under ICVerify’s 1995 Employee Stock Option Plan (“ICVerify Stock Option Plan”). All options outstanding under the ICVerify Stock Option Plan were converted into options to acquire CyberCash Common Stock on an adjusted basis based upon the exchange ratio in the acquisition. These options generally vest 25% on the first anniversary of issuance and approximately 2% per month thereafter, so that the option is fully vested 48 months after grant. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the ICVerify Stock Option Plan is 542,000. No additional options will be issued under the plan.

CyberCash 1999 Restricted Stock Plan

      In February 1999, the Company adopted the 1999 Restricted Stock Plan (the “Stock Plan”). The Stock Plan provides for restricted and unrestricted stock grants to be made at the discretion of the Compensation Committee of the Board of Directors to employees, officers and employee directors and consultants. The Company reserved 500,000 shares of Common Stock for issuance under the Stock Plan. During 1999, the Company granted 28,050 shares of Common Stock under the Stock Plan, which shares had a fair market value on the date of grant of $12.50 per share. The Company recognized compensation expense of $285,000 related to the issuance of these stock grants. These grants vest 20% immediately and 20% will vest at the end of each of the next four fiscal quarters. As of December 31, 1999, 3,860 shares of Common Stock were cancelled.

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Common Stock Options — (Continued)

      A summary of activity under the Employee Stock Option Plan, Directors’ Stock Option Plan and ICVerify Option Plan follows:

	CyberCash			ICVerify

			Weighted			Weighted
			Average			Average
	Option	Price per	Price per	Option	Price per	Price per
	Shares	Share	Share	Shares	Share	Share

Outstanding at December 31, 1996	1,339,958	$2.00-$45.75	$20.49	—	—	—

Granted	793,889	$2.00-$27.50	$14.27	—	—	—

Exercised	(94,377)	$2.00-$15.00	$5.62	—	—	—

Canceled	(388,561)	$2.00-$37.25	$21.69	—	—	—

Outstanding at December 31, 1997	1,650,909	$2.00-$45.75	$18.03	—	—	—

Granted	1,855,773	$6.26-$22.625	$13.32	—	—	—

Converted in CyberCash Options		—		377,717	$0.41-$16.875	$6.59

Exercised	(115,816)	$2.00-$17.00	$3.97	(220,610)	$0.41-$ 1.79	$0.71

Canceled	(750,917)	$2.00-$37.25	$18.60	(58,247)	$0.41-$16.875	$2.20

Outstanding at December 31, 1998	2,639,949	$2.00-$45.75	$15.08	98,860	$0.41-$ 9.94	$2.38

Granted	2,162,530	$7.31-$20.75	$11.31	—	—	—

Exercised	(142,855)	$2.00-$18.50	$10.60	(20,944)	$0.41-$ 9.94	$1.42

Canceled	(1,140,661)	$2.00-$33.50	$14.07	(39,130)	$0.41-$ 9.94	$2.64

Outstanding at December 31, 1999	3,518,963	$2.00-$45.75	$13.25	38,786	$0.41-$ 9.94	$2.64

	Director’s Plan

			Weighted
			Average
	Option	Price per	Price per
	Shares	Share	Share

Outstanding at December 31, 1996	10,000	$32.25	$32.25

Granted	32,158	$10.75-$13.625	$11.64

Exercised	—	—	—

Canceled	—	—	—

Outstanding at December 31, 1997	42,158	$10.75-$32.25	$16.53

Granted	29,000	$14.38	$14.38

Exercised	—	—	—

Canceled	—	—	—

Outstanding at December 31, 1998	71,158	$10.75-$32.25	$15.93

Granted	39,000	$12.44	$12.44

Exercised	—	—	—

Canceled	—	—	—

Outstanding at December 31, 1999	110,158	$10.75-$32.25	$14.70

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Common Stock Options — (Continued)

      The following table summarizes information regarding stock options outstanding at December 31, 1999:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
	Number of	Average	Average		Average
Range of	Options	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.41-$ 8.88	652,497	8.31	$7.23	302,230	$6.23

$ 8.97-$ 9.13	474,817	9.28	$9.12	49,907	$9.12

$ 9.19-$10.56	542,641	8.36	$10.20	48,255	$10.12

$10.75-$13.06	495,277	8.56	$12.17	272,740	$12.03

$13.13-$14.19	627,441	8.33	$13.72	367,060	$13.72

$14.25-$15.94	539,450	7.96	$15.09	338,164	$14.91

$16.25-$41.50	269,607	7.30	$25.40	193,481	$27.08

$45.75-$45.75	100,000	6.47	$45.75	25,000	$45.75

$ 0.41-$45.75	3,701,730	8.31	$13.18	1,596,837	$14.13

      The Company has reserved shares of Common Stock for future issuance relating to the employee benefit plans and the Directors’ Plan. At December 31, 1999, the remaining reserved shares of Common Stock are as follows:

CyberCash Stock Option Plan	6,565,541

ICVerify Stock Option Plan	300,446

Directors’ Plan	600,000

Restricted Stock Plan	477,200

ESPP	338,038

8,281,225

      Adjusted pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its Employee Stock Option Plan, ICVerify Stock Option Plan, Directors’ Plan and ESPP under the fair value methodology. The fair value of the options granted during the years ended December 31, 1999, 1998 and 1997 are estimated as $10.22, $11.35, and $9.14 per share, respectively, on the date of grant. The fair value for the Employee Stock Option Plan, ICVerify Stock Option Plan, Directors’ Plan and ESPP was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	1998	1997

Risk-Free Interest Rate	5.25%	5.40%	5.44%

Expected Dividend Yields	0.00%	0.00%	0.00%

Expected Life of the Option in months	48.4	48.4	48.4

Volatility of the Company’s Stock	104.67%	91.41%	79.88%

      For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period. The effect of applying SFAS No. 123 on 1999, 1998 and 1997 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. The Company’s adjusted pro forma information for the years ended December 31, are as follows:

	1999	1998	1997

Adjusted pro forma net loss	$(53,915,228)	$(42,494,601)	$(31,468,485)

Adjusted pro forma net loss per share	$(2.52)	$(2.89)	$(2.91)

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Common Stock Options — (Continued)

      As of December 31, 1999, there remains available for grant pursuant to the Employee Stock Option Plan, ICVerify Stock Option Plan, Directors’ Plan, Stock Bonus Plan and the ESPP 4,502,409 shares of Common Stock.

10.  Income Taxes

      The following is a summary of the components of the Company’s net deferred tax assets as of December 31:

	1999	1998

Net operating loss carry forward	$41,785,000	$32,189,000

Deferred start-up costs	370,000	741,000

Depreciation	1,153,000	81,000

Accrued and deferred expenses	645,000	360,000

	43,953,000	33,371,000

Valuation allowance	(43,953,000)	(33,371,000)

Deferred tax asset, net	$—	$—

      At December 31, 1999, the Company had approximately $104,462,000 in tax net operating loss carry forwards that expire at varying dates through 2019. These carry forwards may be significantly limited under the Internal Revenue Service Code as a result of ownership changes resulting from the Company’s private placements and the initial public offering.

11.  Investment in Affiliates

      On May 13, 1997, CyberCash and Softbank Corporation (“Softbank”) formed a joint venture, CyberCash Kabushiki Kaisha (“CCKK”), to commercialize CyberCash’s technology in Japan. A subsidiary of CyberCash purchased 200 shares of CCKK’s Common Stock for $83,000 and during February 1998, sold 10 shares of CCKK’s common stock for approximately $200,000. As of December 31, 1999, CyberCash owns approximately 45% of the joint venture and accounts for its investment in CCKK under the equity method.

      In May 1997, CyberCash and CCKK entered into a Software Development Agreement. Under the agreement, CyberCash will modify the CyberCash technology and will license it to CCKK for use in the Japanese market. During 1999, 1998 and 1997, the Company recognized revenues of $519,000, $522,000 and $597,000, respectively, for work performed under the Software Development Agreement and $126,000 and $315,000 of these revenues are included in accounts receivable as of December 31, 1999 and 1998, respectively.

      On October 3, 1997, CyberCash and several leading banks in Germany formed a joint venture, CyberCash GmbH (“CC GmbH”), to commercialize CyberCash’s technology in Germany. A wholly owned subsidiary of CyberCash owns 22% of CC GmbH’s equity shares, which were purchased for $1,165,000. CyberCash does not maintain significant influence over CC GmbH and therefore, accounts for its investment in CC GmbH under the cost method.

      CyberCash and CC GmbH agreed to enter into a technology license agreement. Under the agreement, CyberCash will modify the CyberCash technology and will license it to CC GmbH for use in the German market. CC GmbH agreed to pay CyberCash DM 3,600,000 (approximately US $2,100,000) for the initial licensing of the technology, in addition to annual maintenance fees of $80,000. The Company recognized $237,000, $344,000 and $2,045,000 in revenues during 1999, 1998 and 1997, respectively, from CC GmbH

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Investment in Affiliates — (Continued)

and $118,000 and $471,000 of these revenues are included in accounts receivable as of December 31, 1999 and 1998, respectively.

      On August 27, 1999, CyberCash entered into a stock purchase agreement with Commission Junction (“CJ”), a privately held affiliate marketing company. CyberCash agreed to purchase 939,791 shares of CJ for an aggregate purchase price of $7 million. The purchase of the stock occurred in two closings in August and November 1999. CyberCash owns approximately 19% of CJ and accounts for its investment in CJ using the cost method.

12.  Retirement Plan

      The Company has adopted a 401(k) plan (the “Plan”), which covers all employees who have completed three months of service and attained the age of twenty-one. The Plan allows employees to contribute up to 15% of their total compensation, subject to Internal Revenue Service limitations. The Company has not made matching contributions to the Plan.

13.  Segment, Geographic and Product Information

      In order to more effectively present its business in the marketplace the Company realigned into the following three reportable business segments during 1999: Internet Payment Service, Software Payment Product and Customization Services. The Company’s revenues in 1999 from each of these segments were $8,049,000 (40%) from Internet Service, $10,736,000 (53%) from Software Product and $1,469,000 (7%) from Customization Services. The Company’s revenues in 1998 from each of these segments were $4,236,000 (34%) from Internet Service, $6,525,000 (52%) from Software Product and $1,827,000 (14%) from Customization Services. The 1998 revenues presented above have been restated to be consistent with the Company’s new reportable segment structure.

      CyberCash’s Internet Services segment which includes CyberCash’s CashRegister, PayNow and InstaBuy Services and CyberCash’s Software Product segment which includes IC VERIFY®, PCVERIFY™, NetVERIFY™, MacAuthorize™, PCAuthorize™and WebAuthorize™, provide a complete line of software products and services allowing merchants, billers, financial institutions and consumers to conduct secure transactions using the broadest array of popular payment forms. Credit, debit, purchase cards, cash, checks, smart cards and alternative payment types (e.g., “frequent buyer” or loyalty programs) are all supported by CyberCash payment solutions.

      CyberCash’s Customization Services segment provides for the commercialization of CyberCash’s technology through the modification of and subsequent licensing of CyberCash’s technology to partners.

      The following table sets forth the Company’s long-lived assets and revenues by geographic location:

	1999		1998		1997

	Assets	Revenues	Assets	Revenues	Revenues

United States	$106,149,000	$18,636,000	$89,964,000	$11,207,000	$1,531,000

India	2,324,000	—	3,035,000	—	—

United Kingdom	—	600,000	—	350,000	164,000

Germany	233,000	399,000	325,000	533,000	2,195,000

Asia	—	619,000	—	498,000	597,000

      The Company’s net revenues in 1997 were primarily from three customers who have licensed CyberCash technology for use in foreign markets and who provide services in the banking and transaction processing industries. Revenues from these customers totaled approximately $2,045,000 (46%), $1,028,000 (23%) and

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment, Geographic and Product Information — (Continued)

$597,000 (13%). As of December 31, 1997, substantially all of the Company’s accounts receivable were due from these three customers.

14.  Net Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,

	1999	1998	1997

Numerator:

Net loss	$(43,131,505)	$(30,944,448)	$(26,221,910)

Accrued dividends to Preferred Stockholders	—	(723,064)	(282,739)

Net loss available to Common Stockholders	$(43,131,505)	$(31,667,512)	$(26,504,649)

Denominator:

Weighted average shares outstanding	21,396,537	14,707,723	10,898,036

Basic and diluted loss per share	$(2.02)	$(2.15)	$(2.43)

      Stock options issued under the Company’s Employee Stock Option Plan, ICVerify Stock Option Plan, Directors’ Plan and warrants and Investment Options issued to CMU and First USA and in connection with the Company’s private placements, have been excluded from diluted earnings per share computation because of their anti-dilutive nature.

15.  Related Party Transactions

      On August 20, 1999, Mr. Condon, the Company’s Chief Executive Officer and President, entered into a revised three-year employment agreement with the Company. Under the agreement, Mr. Condon is to receive a base salary with staged increases, stock options and bonuses. In addition, Mr. Melton, the Chairman of the Board and principal shareholder of the Company, granted Mr. Condon additional options on a portion of Mr. Melton’s personally held CyberCash stock. Additionally, Mr. Melton personally guaranteed a minimum level of intrinsic value of Mr. Condon’s stock options in the amount of $6,000,000 and also guaranteed the payment of Mr. Condon’s bonus over the life of the agreement. During 1999, the Company recognized $600,000 in compensation expense and additional paid-in-capital related to Mr. Melton’s guarantee.

      During 1999 and 1998, the Company paid $56,000 and $35,000 to a relative of a shareholder in connection with an office space lease agreement in California.

      At the end of 1998, the Company entered into an agreement with an affiliated company for a five year sublease of office space, during 1999 the Company received sublease income of $106,000 under this agreement. Also, during 1999 and 1998, the Company purchased engineering services totaling approximately $1,005,000 and $670,000 from this affiliated company.

      During 1999, 1998 and 1997 the Company purchased services totaling approximately $142,000, $119,000, and $65,000, respectively from a processing company in which the Company’s Chairman is a director.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Directors

      The following sets forth certain information regarding the directors as of March 10, 2000:

Name	Age	Background

William N. Melton	57	Mr. Melton, a founder of CyberCash, has served as a member of its board since its inception in August 1994 and was elected chairman of the board in November 1999. He served as its chief executive officer until November 1999. He also served as CyberCash’s president until January 1999. Mr. Melton founded VeriFone, Inc., a transaction automation company, in 1981. He was a director of VeriFone from 1981 until 1996, and served as its Chairman of the Board from 1986 until 1992. Mr. Melton was a founding investor of Transaction Network Services, Inc., a transaction network communications company. Mr. Melton also served as a director of America Online, Inc. until October 1999.
Daniel C. Lynch	58	Mr. Lynch, a founder of the Company, has served as a member of CyberCash’s board of directors since the Company’s inception in August 1994. He served as CyberCash’s chairman of the board until January 1999. He also served briefly as vice president during the company’s formation in August 1994. Mr. Lynch was the founder of Interop, a conference and tradeshow company for the computer and communications industry, now a division of Softbank Expos and formerly Ziff-Davis Conference and Exhibition Company. From 1980 to 1983, he was director of information processing division for the Information Sciences Institute. Mr. Lynch is also a member of the Board of Trustees of the Santa Fe Institute, a director of Exodus Communications, Inc. and a director of Covad Communications Group, Inc.
Michael Rothschild	47	Mr. Rothschild has served as a member of CyberCash’s board of directors since November 1995. He is an author, economic columnist and president of The Bionomics Institute, a non-profit educational foundation. Since 1996, Mr. Rothschild has been president and chief executive officer of Maxager Technology, Inc., a software maker specializing in advanced product costing systems for manufacturers.
Charles T. Russell	70	Mr. Russell has been a member of CyberCash’s board of directors since August 1997. Mr. Russell was president and chief executive officer of Visa International from 1984 to 1994. Mr. Russell is a member of the board of directors of First Data Corporation.

Name	Age	Background

Garen K. Staglin	55	Mr. Staglin has served as a member of CyberCash’s board of directors since July 1996. Mr. Staglin served as chairman and chief executive officer from 1991 to 1998 of Safelite Glass Corporation, a manufacturer and retailer of replacement autoglass and related services. He continues to serve as chairman of Safelite’s board of directors. Mr. Staglin is also a director of First Data Corporation, Quick Response Services, Inc. and Specialized Bicycle Corporation. He is a member of the Advisory Board of the Stanford Graduate School of Business.
Parvinder S. Kohli	43	Mr. Kohli joined CyberCash’s board of directors in February 2000. He has held various management positions in Marketing and Business Development at Intel for the last 11 years. He is currently the General Manager of Intel Internet Security Services, a new start-up operation within Intel that is delivering content protection solutions to the media industry. Prior to that he was responsible for leading Intel’s investment strategy in the area of E-Commerce and built Intel’s investment portfolio of companies in the E-Commerce/ E-Business sector. Previously Mr. Kohli was Product Marketing Manager at National Semiconductor from 1984 to 1989.
James J. Condon	43	Mr. Condon has served as CyberCash’s president and its chief executive officer since January and November of 1999, respectively. He served as the Company’s chief operating officer from March 1998 until November 1999 and served as chief financial officer from February 1997 until July 1999. Mr. Condon was elected to the board of directors in February 2000. Before joining CyberCash, Mr. Condon was Director of Performance Improvement for the ICE (Information, Communications and Entertainment) segment of KPMG. From 1991 to 1995, he was corporate vice president for financial planning and administration, and before that vice president of operations, in the customer support and development divisions of Legent Corporation. Mr. Condon serves as a director of the following companies: Solutions Consulting, a privately held company that consults to software companies about electronic commerce and supply-chain management issues; Ultraprise Corporation, an online business-to-business exchange for trading residential whole loans and other assets between financial services institutions; PocketPass.Com, Inc., a provider of electronic pre-paid payment cards for purchases on the Internet; and Election.com, Inc., a provider of public and private election services.

Board Composition

      CyberCash’s board of directors is divided into three classes: Class I expires at the annual meeting of stockholders to be held in 2000; Class II expires at the annual meeting of stockholders to be held in 2001; and Class III expires at the annual meeting of stockholders to be held in 2002. The Class I directors are Messrs. Melton and Staglin; the Class II directors are Messrs. Lynch and Russell; and the Class III directors are Messrs. Rothschild, Kohli and Condon. At each annual meeting of stockholders, the successors to directors whose terms are expiring will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

Board Committees

      The audit committee of the CyberCash’s board of directors was formed in December 1995 to review the internal accounting procedures of the company and consult with and review the services provided by the company’s independent auditors. Messrs. Lynch, Rothschild and Staglin comprise the audit committee. The compensation committee of CyberCash’s board of directors was formed in December 1995 to review and recommend to the board the compensation and benefits of employees of the company. The compensation committee also administers the issuance of stock options and other awards under the company’s stock plans, except for the 1995 Non-Employee Directors’ Stock Option Plan, which is administered by the board of directors. Messrs. Kohli, Russell and Staglin comprise the compensation committee.

Director Compensation

      Directors currently do not receive any cash compensation from CyberCash for their service as members of its board of directors, although they are reimbursed for certain expenses in connection with attendance at board and committee meetings. Under the CyberCash Non-Employee Directors’ Option Plan, directors are awarded options to acquire 5,000 shares of CyberCash Common Stock upon their election to the board and are awarded options to acquire 1,500 shares per year thereafter. Additionally, directors are awarded options to acquire 1,500 shares of stock annually for each board committee on which they serve and 5,000 shares for each committee that they chair. All grants are at fair market value and are fully vested.

Compensation Committee Interlocks and Insider Participation

      No executive officer of CyberCash served as a director or member of (i) the compensation committee of another entity which has an executive officer who is a director of CyberCash or a member of CyberCash’s Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on CyberCash’s compensation committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of CyberCash’s board of directors, during the year ended December 31, 1999.

Executive Officers

      The following sets forth certain information concerning CyberCash’s executive officers and key employees as of March 10, 2000.

Name	Position	Background

James J. Condon	President, Chief Executive Officer and Director	Mr. Condon’s biographical information is set forth above under the heading “Directors”.
Charles L. Riegel	Executive Vice President, Worldwide Marketing	Mr. Riegel, 41, has served as CyberCash’s executive vice president responsible for worldwide marketing since September 1999. Prior to joining CyberCash, Mr. Riegel served as executive vice president at Virtus Corporation, a North Carolina-based software and technology firm specializing in 3D imaging from 1996 to 1999 and from 1996 was also a principal at Software Insights, a high-tech consulting firm located in Cary, North Carolina. Previously, from 1994 to 1996 he served as senior vice president of worldwide marketing at Seer Technologies Inc., and from 1988 to 1994 as vice president of marketing and product management at Legent Corporation. Mr. Riegel serves as director of Neomar and WebSurveyor.

Name	Position	Background

Joseph G. Monteil	Executive Vice President, Development and Operations	Mr. Monteil, 42, joined CyberCash in May 1999 as Executive Vice President of Development and Operations bringing with him over 21 years experience in the IT industry. Prior to joining CyberCash, Mr. Monteil was the Vice President of Technical Operations at CareerBuilder Inc., the fastest growing, interactive-web-based recruiting company on the Internet. From 1995 to 1997, Mr. Monteil was a Senior Manager of Performance Improvement Services for KPMG Peat Marwick. He served as the Vice President, Client Services for Legent Corporation, from 1986 to 1995, where he led the Client Services operations.
Dennis N. Cavender	Executive Vice President and Chief Financial Officer	Mr. Cavender, 49, has served as CyberCash’s executive vice president and chief financial officer since July 1999. Prior to CyberCash, from 1998 to 1999 he was president, chief operating officer and chief financial officer of Gooitech, Inc., a wireless communications company. Prior to Gooitech, Mr. Cavender was vice president and chief financial officer for Broadband Associates from 1997 to 1998, an Internet services company and vice president and chief financial officer from 1996 to 1997 for Aksys, Ltd, a medical device development-stage company, where he was a member of the management team at the time of their initial public offering. Additionally, Mr. Cavender served as vice president and chief financial officer for Promega Corporation 1994 to 1996, a high growth biotechnology company, held various senior financial, strategic planning and operational positions with Amdahl Corporation from 1981 to 1994, a manufacturer of mainframe computer systems, and from 1972 to 1981 held various financial management positions with Syntex Corporation, a pharmaceutical company.

Name	Position	Background

Nancy C. Goldberg	Executive Vice President, Sales	Ms. Goldberg, 41, has served as CyberCash’s executive vice president responsible for Sales since June 1999. Prior to that she was senior vice president responsible for the Payments business. Ms. Goldberg joined CyberCash in January 1998 as vice president for Internet Billing and Payment Services. Before joining CyberCash, Ms. Goldberg was market director for financial services at Proxicom, Inc., an Internet software developer, from October 1997 to January 1998; chief executive officer and a co-founder of Verb, Inc., a developer of internet based recruiting software, from 1994 to 1997; and a vice president for Prudential Home Mortgage from 1991 to 1994, where she was responsible for all applications systems. Before 1991, Ms. Goldberg was a senior manager with the financial services industry group of Andersen Consulting.
George C. Pappas	Executive Vice President, Development and Strategic Relationships	Mr. Pappas, 39, joined CyberCash as executive vice president, development and strategic relationships in March 1999. He has served as CyberCash’s executive vice president, technology and strategic relationships since May 1999. Mr. Pappas was the president of Netguard, Inc. an Israeli-based Internet security and performance vendor from 1997 to 1999. From 1995 to 1997 he also served as senior vice president, sales and marketing for Relay Technology, Inc. In 1994, Mr. Pappas helped start U.S. Operations for France-based Implicit Software Inc.; was vice president sales and marketing for Software Emancipation Technology, Inc. from 1991 to 1994; and vice president at Bachman Information Systems, 1986-1991.
Arthur A. Pumo	Executive Vice President, Human Resources	Mr. Pumo, 59, joined CyberCash in March 2000 as executive vice president, human resources. Since 1995 Mr. Pumo served as vice president, human resources at Omnipoint Corporation, a leading provider of wireless personal communications services and technology. Mr. Pumo was vice president, human resources for Legent Corporation from 1993 to 1995, and was with International Business Machines Corporation from 1963-1992, serving in numerous human resources management and executive positions.

Name	Position	Background

John H. Karnes	Vice President, General Counsel and Corporate Secretary	Mr. Karnes, 39, joined CyberCash in February of 2000 as Vice President, General Counsel and Corporate Secretary, positions he has held with a number of entrepreneurial, public companies including Snyder Oil Corporation during 1999 (oil and gas exploration); FIRSTPlus Financial Corporation during 1998 (consumer finance); Pillowtex Corporation during 1997 (textile manufacturer); AMRE Incorporated during 1996 (home improvement product manufacturer and marketer); and Pratt Hotel Corporation during 1995 (hotel and casino resort management). Mr. Karnes previously was in private practice with the national law firm of Kirkland & Ellis, where he specialized in corporate finance and mergers and acquisitions.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

      The following table sets forth certain compensation awarded or paid by the Company during the three fiscal years ended December 31, 1999 to its Chief Executive Officer, the Company’s four other most highly compensated officers who were employed on such date, and one former executive whose 1999 compensation qualifies him for inclusion notwithstanding his resignation during the year:

Summary Compensation Table

				Long Term
				Compensation Awards

		Annual Compensation		Restricted		Securities
				Stock		Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Awards($)		Options(#)	Compensation($)

William N. Melton	1999	—	—	—		—	—
Chairman of the Board(1)	1998	—	—	—		—	—
	1997	100,000	—	—		—	—

James J. Condon	1999	268,333	100,000	37,500	(4)	580,000	11,058	(5)
Chief Executive Officer(2)	1998	207,853	—	—		165,000	—
and President	1997	126,628	—	—		90,000	—

Russell B. Stevenson, Jr.(3)	1999	220,000	—	25,000	(4)	35,000	6,346	(5)
Senior Vice President, General Counsel	1998	209,160	—	—		55,000	—
and Secretary	1997	210,000	20,475	—		30,000	—

Bruce G. Wilson(3)	1999	200,000	—	11,250	(4)	40,000	268,443	(6)
Executive Vice President	1998	186,806	—	—		23,000	—
	1997	180,000	9,000	—		15,000	—

Nancy C. Goldberg	1999	194,167	—	16,250	(4)	70,000	—
Executive Vice President	1998	158,718	—	—		47,500	—
	1997	—	—	—		—	—

Denis Yaro(3)	1999	184,179	—	7,500	(4)	36,500	26,934	(5)
Executive Vice President	1998	220,000	—	—		10,000	—
	1997	220,000	26,000	—		10,000	—

George C. Pappas	1999	149,583	—	—		90,000	—
Executive Vice President	1998	—	—	—		—	—
	1997	—	—	—		—	—

(1)	Mr. Melton served as chief executive officer of the Company prior to November 1999.

(2)	Mr. Condon assumed the role of chief executive officer of the Company commencing November 1999.

(3)	Mr. Stevenson resigned form the Company effective January 31, 2000. Mr. Wilson resigned from the Company effective December 31, 1999. Mr. Yaro resigned from the Company effective November 1, 1999.

(4)	Awarded February 10, 1999. All stock was 20% vested at issuance and vested 20% every 90 days thereafter. All unvested shares were subject to forfeiture if the recipient terminated his/her employment prior to February 10, 2000. Number of shares awarded was as follows: Mr. Condon: 3,000; Mr. Wilson: 1,000; Mr. Stevenson: 2,000; Ms. Goldberg: 1,300; Mr. Yaro: 600. Value of aggregate restricted stock holdings at December 31, 1999 was as follow: Mr. Condon: $5,500; Mr. Wilson: $0: Mr. Stevenson: $3,700; Ms. Goldberg: $2,405.

(5)	One time settlement of accrued vacation hours resulting from Company-wide change in vacation policy.

(6)	Amount paid in connection with an agreement relating to Mr. Wilson’s resignation.

Stock Option Information

      The following table shows for the fiscal year ended December 31, 1999, certain information regarding options granted to, exercised by, and held at year end by the individuals appearing on the preceding Summary Compensation Table:

					Potential Realizable
					Value at Assumed
					Annual Rates of Stock
					Price Appreciation for
	Number of	% of Total			Option Term($)(3)(4)
	Securities	Options	Exercise		Option Grants in Last
	Underlying	Granted to	or Base		Fiscal Year
	Options	Employees in	Price	Expiration
Name	Granted(#)(1)	Fiscal Year	($/sh)(2)	Date	5%	10%

William N. Melton	—	—	—	—	—	—

James J. Condon	580,000	27.2%	$9.13-$14.19	8/25/2009	$3,851,260	$9,766,460

Bruce G. Wilson	40,000	1.9%	$9.13-$14.38	8/25/2009	$330,000	$832,900

Russell B. Stevenson, Jr.	35,000	1.6%	$9.13-$14.38	8/25/2009	$301,275	$760,175

Nancy C. Goldberg	70,000	3.3%	$9.13-$14.38	8/25/2009	$592,270	$1,495,370

Denis Yaro	36,500	1.7%	$9.13-$14.19	8/25/2009	$309,892	$781,992

George Pappas	90,000	4.2%	$9.13-$13.03	8/25/2009	$669,460	$1,696,410

(1)	The options are generally incentive stock options with vesting occurring over 40 months, with 7.5% of the shares vesting after three months, and 2.5% of the shares vesting each month for the next 37 months.

(2)	The exercise price is equal to 100% of the fair market value of the Common Stock on the date of the grant.

(3)	The options have a ten-year term, subject to earlier termination upon death, permanent and total disability or termination of employment.

(4)	The potential realizable value is calculated based on the term of the option at its time of grant (10 years) and is calculated by assuming that the stock price on the date of grant as determined by the Board of Directors appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the future Common Stock price.

      The table below sets forth with respect to each individual appearing on the preceding Summary Compensation Table, the following information with respect to (i) the exercise of stock options during the fiscal year ended December 31, 1999, (ii) the number of unexercised options held as of December 31, 1999 and (iii) the value as of December 31, 1999 of unexercised in-the-money options; calculated as the amount by which the fair market value exceeds the exercise price of the Common Stock as of December 31, 1999.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

		Number of Securities
		Underlying Unexercised		Value of Unexercised
	Shares	Options		In-the-Money Options at
	Acquired	at Fiscal Year End(#)		Fiscal Year-End($)(1)
	on Exercise
Name	(#)	Exercisable	Unexercisable	Exercisable	Unexercisable

William N. Melton	—	—	—	—	—

James J. Condon	—	176,125	658,875	$2,125	$14,125

Bruce G. Wilson	—	80,700	—	$89,075	—

Russell B. Stevenson, Jr.	—	93,125	61,875	$2,313	$3,938

Nancy Goldberg	—	54,250	63,250	$3,688	$6,938

Denis Yaro	—	202,325	14,775	—	—

George Pappas	—	13,625	76,375	$250	$2,250

(1)	Based on the closing price of the Company’s Common Stock on December 31, 1999 of $9.25 per share, minus the exercise price, multiplied by the number of shares underlying the option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to CyberCash with respect to the beneficial ownership of its common stock as of March 10, 2000 for (i) each stockholder who is known by CyberCash to own beneficially more than 5% of its common stock, (ii) certain executive officers of CyberCash, (iii) each director of CyberCash and (iv) all directors and executive officers of CyberCash, as a group. Unless otherwise specified, the address of all stockholders is the address of CyberCash’s principal executive offices, provided on the cover page of this Annual Report.

	Amount and
	Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership(1)	% of Class

William N. Melton(2)	3,830,498	15.50%

First USA Bank, N.A.(3)	2,200,000	8.18%
Three Christine Centre 201 North Walnut Street Wilmington, Delaware 19801

Halifax Fund LP(4)	1,672,500	6.60%
c/o The Palladin Group, Inc. 40 West 57th Street New York, New York 10019

RGC International Investors, LDC(5)	2,541,782	9.90%
c/o Rose Glen Capital Management, L.P. 251 St. Asaphs Road, 3 Bala Plaza — East Bala Cynwyd, Pennsylvania 19004

Daniel C. Lynch(6)	821,576	3.32%

Michael Rothschild(7)	75,924	*

Charles T. Russell(8)	30,500	*

Garen K. Staglin(9)	82,858	*

Parvinder S. Kohli(10)	25,000	*

James J. Condon(11)	234,025	*

Russell B. Stevenson, Jr.(12)	97,725	*

Bruce G. Wilson(13)	232,049	*

Nancy C. Goldberg(14)	67,488	*

Denis Yaro(15)	205,371	*

George C. Pappas(16)	23,500	*

All directors and executive officers as a group (13 persons)(17)	5,248,510	20.79%

*	Less than one percent.

(1)	The ownership of shares of Common Stock reported herein is based upon filings with the Securities and Exchange Commission (the “Commission”), except as noted otherwise. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Securities underlying options and warrants that are exercisable within 60 days of March 10, 2000 are deemed to be outstanding for the purpose of computing the percentage of outstanding securities owned by the holder of such options.

(2)	Includes 15,000 shares held by members of Mr. Melton’s immediate family, 40,000 shares held by The William N. Melton 1994 Charitable Remainder Annuity Trust, 70,000 shares held by The William N. Melton 1995 Charitable Remainder Annuity Trust and 110,000 shares held by The Melton Foundation.

(3)	Consists of shares subject to warrants exercisable within 60 days of March 10, 2000.

(4)	Based upon information contained in the most recent Schedule 13G filed by Halifax Fund LP, Halifax held 1,044,450 shares of Common Stock and warrants to acquire 388,415 shares of Common Stock at December 31, 1999. The warrants are exercisable only to the extent that the number of shares of Common Stock issuable upon the exercise of the warrants, together with any other shares of Common Stock beneficially owned by the filers, would not exceed 9.9% of the then outstanding Common Stock of the Company. The Company issued 239,635 additional warrants to Halifax effective January 6, 2000 pursuant to re-pricing provisions in certain of the warrants, as more fully described in Note 7 to the financial statements included in this report. These additional warrants are also subject to the foregoing 9.9% limitation on exerciseability.

(5)	Based upon information contained in the most recent Schedule 13G filed by RGC International Investors LDC, RGC held 1,510,367 shares of Common Stock and warrants to acquire 1,093,955 shares of Common Stock at December 31, 1999. The warrants are exercisable only to the extent that the number of shares of Common Stock issuable upon the exercise of the warrants, together with any other shares of Common Stock beneficially owned by the filers, would not exceed 9.9% of the then outstanding Common Stock of the Company. The Company issued 479,271 additional warrants to RGC effective January 6, 2000 pursuant to re-pricing provisions in certain of the warrants, as more fully described in Note 7 to the financial statements included in this report. These additional warrants are also subject to the foregoing 9.9% limitation on exerciseability. As such, the amount reported above as beneficially owned by RGC includes only that portion of the warrants as may be exercised by RGC within 60 days of March 10, 2000 by virtue of the 9.9% limitation on exercisability contained herein. According to the Schedule 13G filed by RGC, RGC shares voting and dispositive power over the Common Stock it owns with Rose Glen Capital Management, L.P., its investment manager, and RGC General Partner Corp., the general partner of the investment manager.

(6)	Consists of 762,576 shares held by The Lynch Living Trust U/ T/ A dated March 2, 1990 of which Daniel C. Lynch and Karen D. Lynch are co-trustees; 10,000 shares held by The Katherine Danielle Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; 10,000 shares held by The Michael MacAllen Lynch Irrevocable Trust of which Daniel C. Lynch is trustee; and 5,000 shares held by The Francis Troy Lynch Irrevocable Trust of which Daniel C. Lynch is trustee and 34,000 shares subject to stock options exercisable within 60 days of March 10, 2000.

(7)	Consists of 38,924 shares held by The Michael L. Rothschild Trustee Revocable Trust U/ T/ A dated August 9, 1993, 10,000 shares held by The MLR Enterprises, Inc. Master Pension and Profit-Sharing Plan U/ T/ A dated January 1, 1991 and 27,000 shares subject to stock options exercisable within 60 days of March 10, 2000.

(8)	Consists of shares subject to stock options exercisable within 60 days of March 10, 2000.

(9)	Includes 16,700 shares held by The Garen K. and Sharalyn King Staglin 1997 Charitable Unit Trust dated July 8, 1997, 20,000 shares subject to forfeiture within 60 days of March 10, 2000 and 46,158 shares subject to stock options exercisable within 60 days of March 10, 2000.

(10)	Consists of shares subject to stock options exercisable within 60 days of March 10, 2000.

(11)	Includes 229,625 shares subject to stock options exercisable within 60 days of March 10, 2000.

(12)	Includes 96,125 shares subject to stock options exercisable upon effective date of termination.

(13)	Includes 80,700 shares subject to stock options exercisable upon effective date of termination.

(14)	Includes 66,188 shares subject to stock options exercisable within 60 days of March 10, 2000.

(15)	Includes 202,325 shares subject to stock options exercisable upon effective date of termination.

(16)	Consists of shares subject to stock options exercisable within 60 days of March 10, 2000.

(17)	Includes 536,721 shares subject to stock options exercisable within 60 days of March 10, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On November 19, 1999, Mr. William Melton, Chairman of the Board of Directors, purchased 1,186,240 shares of CyberCash Common Stock for an aggregate purchase price of $10.0 million. These shares were purchased at the then current fair market value of the Common Stock that CyberCash was able to receive from third parties.

      In addition, during 1999, 1998 and 1997 the Company purchased services totaling approximately $142,000, $119,000, and $65,000, respectively from a processing company in which Mr. Melton is a director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERCASH, INC. REGISTRANT

By	/s/ JAMES J. CONDON

James J. Condon
President and Chief Executive Officer

March 30, 2000

/s/ WILLIAM N. MELTON William N. Melton	Chairman of the Board of Directors	March 30, 2000
/s/ JAMES J. CONDON James J. Condon	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2000
/s/ DENNIS N. CAVENDER Dennis N. Cavender	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2000
/s/ PARVINDER S. KOHLI Parvinder S. Kohli	Director	March 30, 2000
/s/ DANIEL C. LYNCH Daniel C. Lynch	Director	March 30, 2000
/s/ MICHAEL ROTHSCHILD Michael Rothschild	Director	March 30, 2000
/s/ CHARLES T. RUSSELL Charles T. Russell	Director	March 30, 2000
/s/ GAREN K. STAGLIN Garen K. Staglin	Director	March 30, 2000

INDEX TO EXHIBITS

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated April 8, 1998 among CyberCash, Inc., CyberCash Acquisition Corporation and ICVerify, Inc. (1)
2.2	Agreement and Plan of Reorganization dated June 25, 1999 among CyberCash, Inc., Shaker Acquisition Corporation, Tellan Software Inc. and Donald L. Neff (2)
3.1	Amendment to Amended and Restated Certificate of Incorporation (3)
3.2	Bylaws (4)
3.3	Certificate of Designation, Preferences and Rights of Series E Junior Participating Preferred Stock (5)
4.1	Form of CyberCash, Inc.’s common stock certificate (4)
4.2	Form of Rights Agreement dated as of June 30, 1998 between CyberCash, Inc. and BankBoston N.A. as Rights Agent, including exhibits thereto (6)
4.3	Form of Amendment dated as of December 18, 1998 to Rights Agreement (7)
4.4	Amended and Restated Investors Rights Agreement dated August 24, 1994 between the Company and certain investors (8)
4.5	Amendment dated September 29, 1995 to Amended and Restated Investors’ Rights Agreement (9)
4.6	Purchase Agreement dated February 15, 1996 between CyberCash, Inc. and Softbank Holdings, Inc. (10)
4.7	Subscription Agreement dated as of March 21, 1997 between CyberCash, Inc. and Carnegie Mellon University (11)
4.8	Warrant Certificate dated as of March 21, 1997 issued to Carnegie Mellon University (12)
4.9	Securities Purchase Agreement dated as of August 1, 1997 between CyberCash, Inc., RGC International Investors, LDC and Halifax Fund, L.P. (13)
4.10	Registration Rights Agreement dated as of August 1, 1997 between CyberCash, Inc., RGC International Investors, LDC and Halifax Fund, L.P. (14)
4.11	Securities Purchase Agreement dated as of February 5, 1998 between CyberCash, Inc., RGC International Investors, LDC and Halifax Fund, L.P. (15)
4.12	Registration Rights Agreement dated as of February 5, 1998 between CyberCash, Inc., RGC International Investors, LDC and Halifax Fund, L.P. (16)
4.13	Form of Investment Option issued to RGC International Investors, LDC and Halifax Fund, L.P. (17)
4.14	Form of Warrant 98-1 dated as of November 6, 1998 between CyberCash, Inc. and First USA Bank (18)
4.15	Form of Warrant 98-2 dated as of November 6, 1998 between CyberCash, Inc. and First USA Bank (19)
4.16	Form of Warrant 98-3 dated as of November 6, 1998 between CyberCash, Inc. and First USA Bank (20)
4.17	Form of Subscription Agreement between the Company and certain of its directors (21)
4.18	Securities Purchase Agreement dated as of January 6, 1999 between CyberCash, Inc., RGC International Investors, LDC and Halifax Fund, L.P. (22)
4.19	Registration Rights Agreement dated as of January 6, 1999 between CyberCash, Inc., RGC International Investors, LDC and Halifax Fund, L.P. (23)
4.20	Form of Warrant issued to RGC International Investors, LDC and Halifax Fund, L.P. (24)
4.21	Stock Purchase Agreement dated August 19, 1999 between CyberCash, Inc., RGC International Investors, LDC and Halifax Fund, L.P. (25)
4.22	Stock Purchase Warrant dated August 19, 1999 issued to RGC Institutional Investors, LDC and Halifax Fund, L.P. (26)
4.23	Form of Warrant dated as of November 19, 1999 issued to RGC International Investors, LDC (27)

Exhibit
Number	Description Of Document

4.24	Form of Subscription Agreement dated November 19, 1999 between the Company and William N. Melton (28)
10.1	Form of Indemnity Agreement entered into between CyberCash, Inc. and certain of its directors and executive officers (4) (*)
10.2	CyberCash, Inc. 1995 Stock Option Plan (4) (*)
10.3	Form of Incentive Stock Option (4) (*)
10.4	Form of Performance Stock Option (4) (*)
10.5	Form of Non-Statutory Stock Option (4) (*)
10.6	CyberCash, Inc. Employee Stock Purchase Plan (4) (*)
10.7	CyberCash, Inc. Non-Employee Directors Stock Option Plan (4) (*)
10.8	CyberCash, Inc. 1999 Restricted Stock Plan (29) (*)
10.9	Lease dated November 30, 1994 by and between CyberCash, Inc. and Gateway Virginia Properties, Inc. and First Amendment to Lease dated November 7, 1995 (30)
10.10	Second Amendment to Lease dated April 29, 1996 by and between CyberCash, Inc. and Gateway Virginia Properties, Inc. (31)
10.11	Sublease dated March 22, 1999 between Computer Associates International Inc. and CyberCash, Inc. (32)
10.12	Third Amendment to Lease dated June 21, 1999 between CyberCash, Inc. and Gateway Virginia Properties, Inc. (33)
10.13	BSAFE/ TIPEM OEM Master License Agreement, dated September 1995, by and between CyberCash, Inc. and RSA Data Security, Inc. (34)
10.14	Joint Venture Agreement dated as of May 13, 1997 among CyberCash, Inc., CyberCash Japan C.V. and Softbank Corporation (35)
10.15	Software License Agreement dated as of May 13, 1997 between CyberCash, Inc. and CyberCash K.K. (36)
10.16	Technology License Agreement dated as of December 17, 1997 between CyberCash, Inc. and CyberCash GmbH (37)
10.17	Operating Agreement dated October 15, 1998 between CyberCash, Inc. and First USA Bank (38)
10.18	Employment Agreement dated August 26, 1999 between CyberCash, Inc. and James J. Condon (*)(39)
10.19	Form of Employment Agreement dated December 15, 1999 between CyberCash, Inc. and George C. Pappas. (*)
10.20	Form of Employment Agreement dated December 15, 1999 between CyberCash, Inc. and Nancy C. Goldberg. (*)
10.21	Form of Option Agreement dated February 1, 2000 between CyberCash, Inc. and George C. Pappas. (*)
10.22	Form of Option Agreement dated February 1, 2000 between CyberCash, Inc. and Nancy C. Goldberg. (*)
21.01	Subsidiaries of CyberCash, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors
27	Financial Data Schedule

(1)	Incorporated herein by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 1998.

(2)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-83559).

(3)	Incorporated herein by reference to Exhibit 3.1(i) to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission March 30, 1999 (the “1998 10-K”).

(4)	Incorporated herein by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-1 (Reg. No. 33-80725) (the “S-1 Registration Statement”).

(5)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1998 (the “July 1998 8-K”).

(6)	Incorporated herein by reference to Exhibit 4.1 to the July 1998 8-K.

(7)	Incorporated herein by reference to Exhibit 4.2(i) to the 1998 10-K.

(8)	Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.

(9)	Incorporated by reference to Exhibit 10.13(i) to the S-1 Registration Statement.

(10)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 10, 1997 (the “1996 10-K”).

(11)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 25, 1997 (“Second Quarter 1997 10-Q”).

(12)	Incorporated herein by reference to Exhibit 10.4 to the Second Quarter 1997 10-Q.

(13)	Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 1997 (the “August 1997 8-K”).

(14)	Incorporated herein by reference to Exhibit 99.4 to the August 1997 8-K.

(15)	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 1998 (the “February 1998 8-K”).

(16)	Incorporated herein by reference to Exhibit 4.3 to the February 1998 8-K.

(17)	Incorporated herein by reference to Exhibit 4.4 to the February 1998 8-K.

(18)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998 (“Third Quarter 1998 10-Q”).

(19)	Incorporated herein by reference to Exhibit 4.2 to the Third Quarter 1998 10-Q.

(20)	Incorporated herein by reference to Exhibit 4.3 to the Third Quarter 1998 10-Q.

(21)	Incorporated herein by reference to Exhibit 10.15 to the 1998 10-K.

(22)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 1999 (the “January 1999 8-K”).

(23)	Incorporated herein by reference to Exhibit 4.2 to the January 1999 8-K.

(24)	Incorporated herein by reference to Exhibit 4.3 to the January 1999 8-K.

(25)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999 (the “August 1999 8-K”).

(26)	Incorporated herein by reference to Exhibit 4.2 to the August 1999 8-K.

(27)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999 (the “November 19, 1999 8-K”).

(28)	Incorporated herein by reference to Exhibit 99.1 to the November 19, 1999 8-K.

(29)	Incorporated by reference to Exhibit 10.8 to the 1998 10-K.

(30)	Incorporated by reference to Exhibit 10.9 to the S-1 Registration Statement.

(31)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 1998 (the “1997 10-K”).

(32)	Incorporated herein by reference to Exhibit 10.14 to the 1998 10-K.

(33)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 1999 (the Second Quarter 1999 10-Q).

(34)	Incorporated by reference to Exhibit 10.14 to the S-1 Registration Statement.

(35)	Incorporated by reference to Exhibit 10.5 to the Second Quarter 1997 10-Q.

(36)	Incorporated by reference to Exhibit 10.6 to the Second Quarter 1997 10-Q.

(37)	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

(38)	Incorporated by reference to Exhibit 10.22 to the 1998 10-K.

(39)	Incorporated by reference to Exhibit 10.1 to the Company Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 1999 (“Third Quarter 1999 10-Q”).

  (*)  Indicates a management compensatory plan, contract or arrangement.