Form 10-Q
period 2000-03-31
CYBERCASH INC
filed 2000-05-15
CIK 1004232

 .
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                                  YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       COMMON STOCK, $0.001 PAR VALUE                    24,797,100
              (CLASS)                         (OUTSTANDING AT MARCH 31, 2000)

================================================================================

                         TABLE OF CONTENTS

                                                                                                               PAGE NO.
PART I.       FINANCIAL INFORMATION                                                                            -------
Item 1.       Consolidated Financial Statements
              Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999                3
              Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                                  4
              Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999                5
              Notes to Consolidated Financial Statements                                                              6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                   7
Item 3.       Qualitative and Quantitative Market Risk Disclosure                                                     9

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings                                                                                       9
Item 2.       Changes in Securities                                                                                   9
Item 3.       Defaults upon Senior Securities                                                                         9
Item 4.       Submission of Matters to a Vote of Security-Holders                                                     9
Item 5.       Other Information                                                                                       9
Item 6.       Exhibits and Reports on Form 8-K                                                                        9
              Signatures                                                                                              10

                         PART I -- FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                 CYBERCASH, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                       --------------------------------------------------
                                                                 2000                       1999
                                                       -----------------------    -----------------------
Revenues....................................        $             5,980,107    $               4,563,119
Less: Returns and allowances................                        129,450                      157,690
                                                       ---------------------      -----------------------
   Net revenues.............................                      5,850,657                    4,405,429

Cost of revenues............................                      3,584,315                    2,438,369
                                                       ---------------------      -----------------------
     Gross profit...........................                      2,266,342                    1,967,060

Costs and expenses:
     Research and development...............                      2,461,722                    2,547,201
     Sales and marketing....................                      4,041,884                    3,875,166
     General and administrative.............                      2,177,107                    1,714,162
     Amortization of intangibles............                      2,366,325                    1,936,521
                                                       ---------------------      -----------------------
Loss from operations........................                    (8,780,696)                  (8,105,990)

Interest and other income...................                        191,804                      212,258
Other expense...............................                             --                         (67)
                                                       ---------------------      -----------------------
Net loss....................................        $           (8,588,892)    $             (7,893,799)
                                                       =====================      =======================
Net loss to shareholders                            $           (8,588,892)    $             (7,893,799)
                                                       =====================      =======================

Net loss per share..........................        $                (0.35)    $                  (0.40)
                                                       =====================      =======================
Weighted average shares outstanding                              24,726,769                   19,717,347
                                                       =====================      =======================














                             See accompanying notes.

                                 CYBERCASH, INC.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                           MARCH 31,                DECEMBER 31,
                                                                                              2000                      1999
                                                                                    ----------------------     ---------------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.....................................................    $        13,037,794      $         18,176,010
  Restricted cash...............................................................                354,936                   354,936
  Accounts receivable, net......................................................              3,735,695                 3,394,091
  Prepaid expenses and other current assets.....................................                867,809                 1,029,631
                                                                                         ---------------        ------------------
          Total current assets..................................................             17,996,234                22,954,668

Property and equipment, net.....................................................              9,408,263                 9,965,802
Investments.....................................................................              7,242,941                 7,242,941
Other long-term assets..........................................................              1,207,293                 1,215,514
Intangibles, net................................................................             64,960,414                67,326,739
                                                                                         ---------------        ------------------
          Total assets..........................................................            100,815,145               108,705,664
                                                                                         ===============        ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................              1,634,885                 1,714,934
  Accrued employee benefits.....................................................              1,468,053                 1,268,047
  Other accrued expenses........................................................              1,330,375                 2,320,242
  Deferred revenue..............................................................              1,033,830                 1,212,847
                                                                                         ---------------        ------------------
          Total current liabilities.............................................              5,467,143                 6,516,070

Commitments and contingencies

Stockholders' equity:
  Common Stock, $.001 par value; 40,000,000 shares
     authorized; 24,817,100 shares issued and 24,797,100
     outstanding as of March 31, 2000 and 24,701,542
     shares issued and 24,681,542 outstanding as of December 31, 1999...........                 24,817                    24,702
  Additional paid-in capital....................................................            242,557,254               241,053,526
  Accumulated deficit...........................................................          (146,601,185)             (138,012,293)
  Treasury stock, at cost, 20,000 shares........................................              (120,000)                 (120,000)
  Accumulated other comprehensive income........................................              (509,082)                 (487,432)
  Receivable from sale of common stock..........................................                (3,802)                 (268,909)

                                                                                         ---------------        ------------------
          Total stockholders' equity............................................             95,348,002               102,189,594
                                                                                         ---------------        ------------------
          Total liabilities and stockholders' equity............................    $       100,815,145      $        108,705,664
                                                                                         ---------------        ------------------







                             See accompanying notes.

                                 CYBERCASH, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                               ----------------------------------
                                                                                                   2000                 1999
                                                                                               ----------------------------------
OPERATING ACTIVITIES
Net loss.........................................................................              $  (8,588,892)    $   (7,893,799)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation...................................................................                   1,043,401           935,107
  Amortization of intangibles....................................................                   2,366,325         1,936,521
  Expense recognized in association with issuance of  stock, stock options
  and warrants...................................................................                     446,526           597,950
  Accrued interest on receivable from sale of common stock.......................                     (2,546)            (3,755)
  Loss on disposal of property and equipment.....................................                          --             3,822
  Changes in operating assets and liabilities:
     Restricted cash ............................................................                          --            (7,203)
     Accounts receivable.........................................................                   (341,604)            904,513
     Prepaid expenses and other current assets...................................                     161,822          (223,343)
     Other long-term assets......................................................                       8,221            83,547
     Accounts payable............................................................                    (80,049)        (1,262,322)
     Accrued employee benefits...................................................                     200,006          (663,288)
     Other accrued expenses......................................................                   (898,867)          (420,473)
     Deferred revenue............................................................                   (179,017)            35,748
                                                                                         -------------------------------------------
Net cash used in operating activities............................................                 (5,955,674)        (5,976,975)

INVESTING ACTIVITIES
Purchases of property and equipment..............................................                   (485,862)          (982,853)
                                                                                         -------------------------------------------
Net cash used in investing activities............................................                   (982,853)          (982,853)

FINANCING ACTIVITIES
Proceeds from issuance of common stock...........................................                          --        14,778,824
Proceeds from receivable from sale of common stock...............................                     267,653            14,170
Proceeds from the exercise of stock options......................................                   1,057,317           242,944
                                                                                         -------------------------------------------
Net cash provided by financing activities........................................                   1,324,970        15,035,938
                                                                                         -------------------------------------------
Effect of exchange rates changes on cash and cash equivalents....................                    (21,650)            (8,117)
                                                                                         -------------------------------------------

Net increase (decrease) in cash and cash equivalents.............................                 (5,138,216)         8,067,993
Cash and cash equivalents at beginning of period.................................                  18,176,010        10,902,532

                                                                                         ===========================================
Cash and cash equivalents at end of period.......................................                $ 13,037,794   $    18,970,525
                                                                                         ===========================================








                             See accompanying notes.

                                 CYBERCASH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. ("CyberCash" or the "Company") was incorporated on August 29, 1994 in the state of Delaware. CyberCash is the world's leading provider of Internet payment services and electronic payment technologies, enabling e-commerce for merchants operating either in the physical "brick and mortar" world or the virtual world of the Internet.

     The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results for the full year.


2.    NET LOSS PER SHARE

The following table sets forth the computation of the net loss per share:

                                                                      Three months ended March 31,
                                                        ---------------------------------------------------------
                                                                  2000                             1999
                                                        --------------------------         ----------------------
Numerator:
Net loss                                            $                 (8,588,892)      $             (7,893,799)
                                                        --------------------------         ----------------------
Net loss available to Common Stockholders           $                 (8,588,892)      $             (7,893,799)
                                                                      ===========                    ===========

Denominator
Weighted average shares outstanding                                    24,726,769                     19,717,347
Basic earnings per share                            $                      (0.35)      $                  (0.40)


3.    COMPREHENSIVE INCOME

     The components of comprehensive income for the three months ended March 31, 2000 and 1999 are as follows:

                                                                                  Three months ended March 31,
                                                                      -----------------------------------------------
                                                                                2000                        1999
                                                                      ----------------------     --------------------
Net loss                                                              $         (8,588,892)      $   (7,893,799)
Foreign currency translation adjustments                                           (21,650)              (8,117)
                                                                      ----------------------     --------------------
Comprehensive income                                                  $         (8,610,542)      $   (7,901,916)
                                                                      ======================     ====================



4. SEGMENT INFORMATION

     The Company has three reportable segments: Internet Payment Service, Software Payment Product, and Customization Services. The Company's revenues in the first quarter 2000 from these segments were $2,453,000 (41%) from Internet Service, $2,911,000 (49%) from Software Product, and $616,000 (10%) from Customization. The Company's revenues in the first quarter 1999 from each of these segments were $1,374,000 (30%) from Internet Service, $2,225,000 (49%) from Software Product, and $964,000 (21%) from Customization Services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     You should read the following discussion in conjunction with the accompanying consolidated financial statements and the notes thereto. Our reported results for the first quarter ended March 31, 2000, and the relationship between those results and the results for prior periods, are not necessarily indicative of our results in the future. This discussion contains, in addition to historical information, forward-looking statements that reflect our current expectations. These forward-looking statements relate to our present plans and reflect our assumptions about future events and contingencies. They are, therefore, subject to numerous risks and uncertainties. The rapidly evolving industry in which we operate necessitates management's continuous re-evaluation of our business plans. Moreover, the outcome of future events and our actual results cannot be predicted and could differ significantly from our current expectations. The section entitled "Risk Factors" in Item 1 of our Annual Report on Form 10-K for 1999 describe some, but not all, of the factors that could cause these differences.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

     Our revenues for the three months ended March 31, 2000 were $5,980,000 compared to $4,563,000 for the three months ended March 31, 1999, representing a 31% increase over the prior year's comparable quarter. By segment, reported revenues were as follows:

                                       THREE MONTHS ENDED MARCH 31,
SEGMENT                                2000              1999
Internet Service                  $    2,453,000    $    1,374,000
Software Product                       2,911,000         2,225,000
Customization Services                   616,000           964,000
                                       ----------       -----------
TOTAL                             $    5,980,000    $    4,563,000

     Most of the growth in revenues derived from growth in the Company's installed merchant base for our Internet Payment Service business. Our installed merchant base grew from 11,100 at the end of the first quarter of 1999 to approximately 22,500 at the end of the first quarter of 2000, representing more than a 100% increase in our installed merchant base. The increased merchant base resulted in increased set-up fees, monthly recurring fees and per transaction fees charged by the Company. Revenue from software products also increased, primarily as a result of sales of the WebAuthorize, PCAuthorize and MacAuthorize products of the Company's wholly-owned subsidiary, Tellan Software, Inc. Increases in revenue in the Internet Service and Software Product businesses were offset by a reduction in revenue earned from the Company's Customization Services business. Revenues from the Customization Services business are expected to assume an increasingly minor role in operations as the Company places greater emphasis on standardized applications that require less engineering services while limiting contract services for third parties.

                                               THREE MONTHS ENDED MARCH 31,
SEGMENT                                        2000            1999
Internet Service                                41%             30%
Software Product                                49              49
Customization Services                          10              21
                                               ----            ----
TOTAL                                         100%             100%

OPERATING EXPENSES

     Cost of Revenues. Cost of revenues consist primarily of the cost of operations to provide transaction processing, customer service and the software and hardware components for our software products. Cost of revenues increased by $1,146,000 from $2,438,000 for the three months ended March 31, 1999 to $3,584,000 for the three months ended March 31, 2000 primarily as a result of costs incurred to operate the Company's Internet payment service and support center and costs incurred for software order fulfillment.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of our service and product offerings and technologies. Research and development expenses remained fairly consistent, decreasing by $85,000 from $2,547,000 for the three months ended March 31, 1999 to $2,462,000 for the three months ended March 31, 2000. The level of spending on research and development reflects the Company's decision to focus spending on the Company's core software and Internet payment services technologies. To date, CyberCash has expensed all software development costs as incurred. The Company will continue to expense similar costs until it can be demonstrated that future benefits may be realized from costs incurred to develop the Company's software.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses increased $167,000 from $3,875,000 for the three months ended March 31, 1999 to $4,042,000 for the three months ended March 31, 2000. This increase is largely a result of increased compensation expense incurred for commissions earned during the first quarter of 2000. We expect sales and marketing expenses to increase as we continue to promote our Internet Services and Software Products.

     General and Administrative. General and administrative expenses consist primarily of compensation expense for management and support personnel and fees for professional services and other expenses not associated with our general management and administration and not attributable to a particular source of revenue, or type of expense. General and administrative expenses increased $463,000 from $1,714,000 to $2,177,000 for the three months ended March 31, 1999 and 2000, respectively. The increase primarily represents increased compensation expense for the Company's executive and management team, including non-cash compensation expense imputed from a personal guaranty made by Bill Melton, CyberCash's chairman and a principal stockholder in the Company, to Jim Condon, CyberCash's President and Chief Executive Officer. We anticipate that general and administrative expenses will continue to be significant as our operations continue to develop and expand; however, we do not anticipate that they will increase significantly.

     Amortization of Intangibles. The increase in amortization expense is a result of the Tellan Software, Inc. acquisition consummated in July 1999. We accounted for the acquisition as a purchase and accordingly, the purchase price was allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the $11.3 million purchase price, $986,000 was allocated to Tellan's net assets, and the remainder to intangible assets. These intangible assets are being amortized using the straight-line method over their estimated useful lives of three to ten years.

     Interest Income. Interest income decreased $20,000 from $212,000 for the three months ended March 31, 1999 to $192,000 for the three months ended March 31, 2000. This slight decrease resulted from a smaller average cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, CyberCash had cash and cash equivalents of $13,038,000 compared to $18,176,000 at December 31, 1999. This decrease in cash of $5,138,000 resulted from cash used in operations of $5,956,000, cash used for the acquisition of property and equipment of $486,000, and a $22,000 effect from the fluctuation in exchange rates, offset by cash provided by financing activities of $1,325,000 of which $1,057,000 represented proceeds from the exercise of stock options. During the first quarter of 1999, CyberCash experienced an $8,068,000 increase in cash resulting from $15,036,000 provided by financing activities of which $14,779,000 represented proceeds from the sale of common stock, offset by cash used in operating activities of $5,977,000, cash used to purchase property and equipment of $983,000, and an $8,000 effect from the fluctuation in exchange rates.

     CyberCash currently anticipates that its current available cash resources combined with future cash flows from operations will be sufficient to meet its presently anticipated cash needs, including its working capital requirements for at least twelve to fifteen months. This assumes that the Company achieves a rate of revenue growth that management believes is reasonably attainable and that the Company continues its current program of cost control. Depending on future events and circumstances, CyberCash may need to raise additional funds. Additional funds may be required sooner than anticipated in order to:

     -      fund more rapid expansion,
     -      develop new or enhanced services,
     -      respond to competitive pressures or
     -      acquire complementary businesses or technologies.

     If CyberCash does raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders will be reduced, stockholders may experience additional dilution, or equity securities issued may have rights, preferences or privileges senior to those of common stockholders. The Company cannot assure that additional financing will be available now or in the future. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on its business, financial condition or operating results.

RISKS AND UNCERTAINTIES

            Although in its infancy, electronic commerce, or "e-commerce", is emerging as a viable industry and continues to grow and change rapidly. In this environment, our success will depend largely on our ability to continue to expand our established payment processing service and software payments businesses, and to develop and successfully market new products and services in a continuously evolving, increasingly competitive business environment. In order to become profitable, and emerge as a viable long-term enterprise, our product and service offerings must achieve a sufficiently widespread market acceptance to generate an adequate return on the level of investment made in our technology. Our future operating performance will depend in large part on:


     - the rate of growth and the changes in electronic commerce market;
     - our success in broadening our offerings by adding new products and services;
     - our ability to identify, develop, and deliver products and services that meet market demands;
     -      our ability to maintain and expand our distribution channels;
     -      strategic decisions by major participants in the industry;
     -      competitive pricing pressures;
     -      legal and regulatory developments;
     -      general economic conditions; and
     - our ability to develop and maintain key strategic and channel partnerships.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
            None.


27                      Financial Data Schedule



---------------


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                          CyberCash, Inc.
                                                                         -----------------------------------------------
                                                                                           (Registrant)


Date: May 15, 2000                                                                      /s/ JAMES J. CONDON
                                                                                        -------------------
                                                                                          James J. Condon
                                                                               President and Chief Executive Officer

Date: May 15, 2000                                                                    /s/ DENNIS N. CAVENDER
                                                                                      ----------------------
                                                                                        Dennis N. Cavender
                                                                       Executive Vice President and Chief Financial Officer