Form 10-Q/A
period 2000-03-31
CYBERCASH INC
filed 2000-06-08
CIK 1004232

 .
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-Q/A

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

                               Explanatory Note


This amendment to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, filed May 15, 2000, is being filed to make certain clerical revisions to the 10-Q. The revisions correct the change in other accrued expenses and the sum in net cash used in investing activities, each for the period ended March 31, 2000, as reported in the Consolidated Statement of Cash Flows filed with the 10-Q. Unless superseded herein, the Form 10-Q as filed on May 15, 2000 is unchanged. The attached page is the only one that is different from those originally filed.

                                 CYBERCASH, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                               ----------------------------------
                                                                                                   2000                 1999
                                                                                               ----------------------------------
OPERATING ACTIVITIES
Net loss.........................................................................              $  (8,588,892)    $   (7,893,799)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation...................................................................                   1,043,401           935,107
  Amortization of intangibles....................................................                   2,366,325         1,936,521
  Expense recognized in association with issuance of  stock, stock options
  and warrants...................................................................                     446,526           597,950
  Accrued interest on receivable from sale of common stock.......................                     (2,546)            (3,755)
  Loss on disposal of property and equipment.....................................                          --             3,822
  Changes in operating assets and liabilities:
     Restricted cash ............................................................                          --            (7,203)
     Accounts receivable.........................................................                   (341,604)            904,513
     Prepaid expenses and other current assets...................................                     161,822          (223,343)
     Other long-term assets......................................................                       8,221            83,547
     Accounts payable............................................................                    (80,049)        (1,262,322)
     Accrued employee benefits...................................................                     200,006          (663,288)
     Other accrued expenses......................................................                   (989,867)          (420,473)
     Deferred revenue............................................................                   (179,017)            35,748
                                                                                         -------------------------------------------
Net cash used in operating activities............................................                 (5,955,674)        (5,976,975)

INVESTING ACTIVITIES
Purchases of property and equipment..............................................                   (485,862)          (982,853)
                                                                                         -------------------------------------------
Net cash used in investing activities............................................                   (485,862)          (982,853)

FINANCING ACTIVITIES
Proceeds from issuance of common stock...........................................                          --        14,778,824
Proceeds from receivable from sale of common stock...............................                     267,653            14,170
Proceeds from the exercise of stock options......................................                   1,057,317           242,944
                                                                                         -------------------------------------------
Net cash provided by financing activities........................................                   1,324,970        15,035,938
                                                                                         -------------------------------------------
Effect of exchange rates changes on cash and cash equivalents....................                    (21,650)            (8,117)
                                                                                         -------------------------------------------

Net increase (decrease) in cash and cash equivalents.............................                 (5,138,216)         8,067,993
Cash and cash equivalents at beginning of period.................................                  18,176,010        10,902,532

                                                                                         ===========================================
Cash and cash equivalents at end of period.......................................                $ 13,037,794   $    18,970,525
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

                                                                                          CyberCash, Inc.
                                                                         -----------------------------------------------
                                                                                           (Registrant)


Date: June 8, 2000                                                                      /s/ JAMES J. CONDON
                                                                                        -------------------
                                                                                          James J. Condon
                                                                               President and Chief Executive Officer

Date: June 8, 2000                                                                    /s/ DENNIS N. CAVENDER
                                                                                      ----------------------
                                                                                        Dennis N. Cavender
                                                                       Executive Vice President and Chief Financial Officer