Form 10-Q
period 2000-06-30
CYBERCASH INC
filed 2000-08-09
CIK 1004232

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                         Common Stock, $0.001 Par Value
                                    (Class)
                               25,869,034 Shares
                         (Outstanding at June 30, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CYBERCASH, INC.
                                    FORM 10Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Consolidated Statements of Operations for the three and six
            months ended June 30, 2000 and 1999.......................      3
          Consolidated Balance Sheets as of June 30, 2000 and December
            31, 1999..................................................      4
          Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999..............................      5
          Notes to Consolidated Financial Statements..................      6
Item 2.   Management's Discussion and Analysis of Financial Conditions
            and Results of Operations.................................      8
Item 3.   Qualitative and Quantitative Market Risk Disclosure.........     10
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     11
Item 2.   Changes in Securities.......................................     11
Item 3.   Defaults Upon Senior Securities.............................     11
Item 4.   Submission of Matters to a Vote of Security-Holders.........     11
Item 5.   Other Information...........................................     11
Item 6.   Exhibits and Reports on Form 8-K............................     11
Signatures............................................................     12

                        PART I -- FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                         --------------------------   ---------------------------
                                            2000           1999           2000           1999
                                         -----------   ------------   ------------   ------------
Revenues...............................  $ 5,740,837   $  4,329,002   $ 11,720,944   $  8,892,121
Less: returns and allowances...........      218,047        110,389        347,497        268,079
                                         -----------   ------------   ------------   ------------
  Net revenues.........................    5,522,790      4,218,613     11,373,447      8,624,042
Cost of revenues.......................    3,273,817      3,299,736      6,858,132      5,903,954
                                         -----------   ------------   ------------   ------------
  Gross profit.........................    2,248,973        918,877      4,515,315      2,720,088
Costs and expenses:
  Research and development.............    1,885,767      2,395,514      4,347,489      4,942,715
  Sales and marketing..................    3,463,310      4,460,042      7,505,195      8,169,360
  General and administrative...........    3,025,244      2,139,245      5,202,350      3,853,407
  Amortization of intangibles..........    2,366,325      1,936,521      4,732,650      3,873,042
                                         -----------   ------------   ------------   ------------
Loss from operations...................   (8,491,673)   (10,012,445)   (17,272,369)   (18,118,436)
Interest and other income..............      189,205         51,019        381,009        263,277
Other expense..........................                                                       (67)
Loss from investments..................                  (1,000,000)                   (1,000,000)
                                         -----------   ------------   ------------   ------------
Net loss...............................  $(8,302,468)  $(10,961,426)  $(16,891,360)  $(18,855,226)
                                         ===========   ============   ============   ============
Net loss per share.....................  $     (0.33)  $      (0.54)  $      (0.68)  $      (0.94)
                                         ===========   ============   ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,         DECEMBER 31,
                                                                  2000               1999
                                                              -------------      -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  15,590,406      $  18,176,010
  Restricted cash...........................................        354,936            354,936
  Accounts receivable, net..................................      3,320,768          3,394,091
  Prepaid expenses and other current assets.................      1,175,840          1,029,631
                                                              -------------      -------------
Total current assets........................................     20,441,950         22,954,668
Property and equipment, net.................................      8,946,295          9,965,802
Investment in affiliates....................................      7,242,941          7,242,941
Other long-term assets......................................      1,176,256          1,215,514
Intangibles, net............................................     62,594,089         67,326,739
                                                              -------------      -------------
Total assets................................................  $ 100,401,531      $ 108,705,664
                                                              =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   2,892,692      $   1,714,934
  Accrued employee benefits and bonus.......................      1,584,043          1,268,047
  Other accrued expenses....................................      1,461,563          2,320,242
  Deferred revenue..........................................        710,526          1,212,847
                                                              -------------      -------------
Total current liabilities...................................      6,648,824          6,516,070
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.001 par value; 80,000,000 shares
     authorized; 25,889,034 shares issued and 25,869,034
     outstanding as of June 30, 2000 and 24,701,542 shares
     issued and 24,681,542 outstanding as of December 31,
     1999...................................................         25,889             24,702
  Additional paid-in capital................................    249,328,202        241,053,526
  Accumulated deficit.......................................   (154,903,652)      (138,012,293)
  Treasury stock, at cost, 20,000 shares....................       (120,000)          (120,000)
  Accumulated other comprehensive income....................       (573,930)          (487,432)
  Receivable from sale of Common Stock......................         (3,802)          (268,909)
                                                              -------------      -------------
Total stockholders' equity..................................     93,752,707        102,189,594
                                                              -------------      -------------
Total liabilities and stockholders' equity..................  $ 100,401,531      $ 108,705,664
                                                              =============      =============

                            See accompanying notes.

                                CYBERCASH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
OPERATING ACTIVITIES
  Net loss..................................................  $(16,891,360)  $(18,855,226)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................     2,088,327      1,850,589
     Amortization...........................................     4,732,650      3,873,042
     Loss from write-off of investment......................                    1,000,000
     Expense recognized in association with issuance of
       stock, stock options and warrants....................     1,471,802        735,352
     Loss on disposal of assets.............................                      158,731
     Accrued interest on receivable from sale of Common
       Stock................................................        (2,545)        (7,565)
     Changes in operating assets and liabilities:
       Restricted cash......................................                       (7,203)
       Accounts receivable..................................        73,323      1,749,520
       Prepaid expenses and other current assets............      (146,209)      (183,071)
       Other long-term assets...............................        39,258         47,220
       Accounts payable and accrued expenses................       635,075     (1,501,266)
       Deferred revenue.....................................      (502,321)        12,284
                                                              ------------   ------------
          Net cash used in operating activities.............    (8,502,000)   (11,127,593)
INVESTING ACTIVITIES
  Investment in affiliates..................................                       20,441
  Purchases of property and equipment.......................    (1,068,820)    (2,013,643)
                                                              ------------   ------------
          Net cash used in investing activities.............    (1,068,820)    (1,993,202)
FINANCING ACTIVITIES
  Proceeds from sale of Common Stock........................     5,350,000     14,920,954
  Proceeds from receivable from sale of Common Stock........       267,653         14,170
  Proceeds from the issuance of Common Stock through the
     Employee Stock Purchase Plan...........................       122,334        238,840
  Proceeds from the issuance of Common Stock through the
     Employee Stock Option Plan.............................     1,331,727      1,292,458
                                                              ------------   ------------
          Net cash provided by financing activities.........     7,071,714     16,466,422
                                                              ------------   ------------
Effect of exchange rates changes on cash and cash
  equivalents...............................................       (86,498)       (63,565)
                                                              ------------   ------------
Net decrease in cash and cash equivalents...................    (2,585,604)     3,282,062
Cash and cash equivalents at beginning of period............    18,176,010     10,902,532
                                                              ============   ============
Cash and cash equivalents at end of period..................  $ 15,590,406   $ 14,184,594
                                                              ============   ============

                            See accompanying notes.

                                CYBERCASH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     CyberCash, Inc. ("CyberCash" or the "Company") was incorporated on August 29, 1994 in the state of Delaware. CyberCash is the world leader in secure, convenient payment technologies and services, enabling e-commerce for merchants operating in either the physical "brick and mortar" world or the virtual world of the Internet.

     The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's consolidated financial statements found in the Company's Annual Report on Form 10-K for the period ending December 31, 1999. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company's consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results for the full year.

2.  STOCKHOLDERS' EQUITY

     On June 28, 2000, the Melton Foundation, a foundation related to William N. Melton, purchased 1,000,000 shares of CyberCash Common Stock from the Company at the closing bid price for the Common Stock for June 28, 2000. Mr. Melton is the Company's Chairman and a principal stockholder. Net proceeds to the Company were $5.5 million. In connection with the sale, the Company granted the Melton Foundation certain "piggy back" rights entitling the Melton Foundation to include the shares in future registration statements that the Company may file under the Securities Act of 1933.

     On July 26, 2000, the Company and the Buyers under the securities purchase agreement dated August 19, 1999, amended the agreement postponing the date on which the One Year Price (as defined in the agreement) applicable to the Common Stock is to be determined from August 19, 2000 to October 19, 2000. The date on which the One Year Price applicable to the Warrants is to be determined was not postponed and the exercise price of the warrants will therefore be reduced to the One Year Price at August 19, 2000.

3.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                         --------------------------   ---------------------------
                                            2000           1999           2000           1999
                                         -----------   ------------   ------------   ------------
Numerator:
Net loss available to Common
  Stockholders.........................  $(8,302,468)  $(10,961,426)  $(16,891,360)  $(18,855,226)
Denominator:
Weighted average shares outstanding....   24,861,533     20,179,852     24,794,608     19,955,973
                                         -----------   ------------   ------------   ------------
Basic and diluted loss per share.......  $     (0.33)  $      (0.54)  $      (0.68)  $      (0.94)
                                         ===========   ============   ============   ============

                                CYBERCASH, INC.

4.  COMPREHENSIVE LOSS

     The components of comprehensive loss for the six months ended June 30, 2000 and 1999 are as follows:

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                         --------------------------   ---------------------------
                                            2000           1999           2000           1999
                                         -----------   ------------   ------------   ------------
Net loss...............................  $(8,302,468)  $(10,961,426)  $(16,891,360)  $(18,855,226)
Foreign currency translation
  adjustments..........................      (64,848)       (55,448)       (86,498)       (63,565)
                                         -----------   ------------   ------------   ------------
Comprehensive loss.....................  $(8,367,316)  $(11,016,874)  $(16,977,858)  $(18,918,791)
                                         ===========   ============   ============   ============

5.  SEGMENT INFORMATION

     The Company has three reportable segments: Internet Payment Services, Software Payment Products, and Customization Services. The Company's revenues in the three and six months ended June 30, 2000 and June 30, 1999 from these segments were as follows:

                                  THREE MONTHS ENDED                             SIX MONTHS ENDED
                                       JUNE 30,                                      JUNE 30,
                       ----------------------------------------      -----------------------------------------
       SEGMENT               2000                   1999                    2000                   1999
       -------         -----------------      -----------------      ------------------      -----------------
Internet Service.....  $2,615,800    46%      $1,640,959    38%      $ 5,068,900    43%      $3,014,959    34%
Software Product.....   2,633,593    46%       2,513,108    58%        5,544,491    47%       4,738,108    53%
Customization
  Services...........     491,444     8%         174,935     4%        1,107,555    10%       1,138,935    13%
                       ----------    ---      ----------    ---      -----------    ---      ----------    ---
    Total............  $5,740,837   100%      $4,329,002   100%      $11,720,946   100%      $8,892,002   100%
                       ==========    ===      ==========    ===      ===========    ===      ==========    ===

6.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), as amended, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views for applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined the impact SAB 101 might have on the Company's statement of financial position and statement of operations, but is assessing it.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Investors should read the following discussion in conjunction with the accompanying consolidated financial statements and the notes thereto. Our reported results for the second quarter of 2000, and the relationship between those results and the results for prior periods, are not necessarily indicative of our results in the future. This discussion contains, in addition to historical information, forward-looking statements that reflect our current expectations. These forward-looking statements relate to our present plans and reflect our assumptions about future events and contingencies. They are, therefore, subject to numerous risks and uncertainties. The rapidly evolving industry in which we operate necessitates management's continuous re-evaluation of our business plans. Moreover, the outcome of future events and our actual results cannot be predicted and could differ significantly from our current expectations. The section entitled "Risk Factors" in Item 1 of our Annual Report on Form 10-K for 1999 describe some, but not all, of the factors that could cause these differences.

RESULTS OF OPERATIONS

  REVENUES

     The Company's revenue increased 33% and 32% for the three and six-month periods ended June 30, 2000, respectively, over the comparable periods for 1999, with growth by business segment as follows:

                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                    JUNE 30,                              JUNE 30,
                             -----------------------              ------------------------
          SEGMENT               2000         1999      % GROWTH      2000          1999      % GROWTH
          -------            ----------   ----------   --------   -----------   ----------   --------
Internet Service...........  $2,615,800   $1,640,959      59%     $ 5,068,900   $3,014,959      68%
Software Product...........   2,633,593    2,513,108       5%       5,544,491    4,738,108      17%
Customization Services.....     491,444      174,935     181%       1,107,555    1,138,935      (3)%
                             ----------   ----------              -----------   ----------
     Total.................  $5,740,837   $4,329,002      33%     $11,720,946   $8,892,002      32%
                             ==========   ==========              ===========   ==========

     The Internet Payment Service segment grew rapidly in both the three and six-month periods ended June 30, 2000, relative to the comparable periods in 1999. Internet Services represented 46% of the Company's aggregate revenues for the three-month period ended June 30, 2000, up from 38% for the comparable period in 1999. For the six-month period ended June 30, 2000, this segment represented 43% of total revenue, up from 34% in the comparable period last year. This segment's growth is driven by the installed merchant base, which grew from 12,800 merchants at the end of the second quarter of 1999 to over 25,000 at the end of June 2000, a nearly 100% increase. The larger merchant base led to increased set-up fees, recurring monthly fees and per transaction fees. Revenue from Software Products also increased, but while this segment represented 46% and 47% of the Company's aggregate revenue for the three and six-month periods ended June 30, 2000, respectively, Software Products represented 58% and 53% of total revenue, respectively in the comparable periods ended June 30, 1999. The Software Products segment serves the more mature market for physical world payment processing software, but the Company also believes some "brick and mortar" merchants delayed payment software purchases in the three-month period ended June 30, 2000 pending the release of new software versions. Revenue derived from the Company's Customization Services business grew for the three months ended June 30, 2000 compared to the same quarter last year, but were down slightly for the comparable six-month period. The increase for the three-month period reflects the timing of completion on certain customization projects. Revenues from the Customization Services business are expected to assume a relatively minor role in results from operations in the future as the Company places greater emphasis on our core Internet Service and Software Product business segments.

     Cost of Revenues. Cost of revenues consists primarily of cost of operations to provide transaction processing and customer support, and the outsourced production and distribution costs of the tangible media and packaging for the Company's Software Products. Cost of revenues declined $26,000 from $3,300,000 for the three months ended June 30, 1999 to $3,274,000 for the three months ended June 30, 2000, reflecting economies of scale in the Internet Payment Service business as well as the Company's efforts to more carefully manage discretionary spending. Such costs increased $954,000 from $5,904,000 for the six months ended June 30, 1999 to $6,858,000 for the six months ended June 30, 2000. This 16% increase compares to a 32% revenue increase, and also reflects economies of scale in the Internet Service segment and that segment's increasing proportion of total revenue.

     Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of our services and technologies. Research and development expenses decreased $510,000 from $2,396,000 for the three months ended June 30, 1999 to $1,886,000 for the three months ended June 30, 2000 and decreased $596,000 from $4,943,000 for the six months ended June 30, 1999 to $4,347,000 for the six months ended June 30, 2000. These decreases are due in part to more careful management of discretionary expenditures, renegotiation of certain vendor agreements, and more focused development efforts. We plan to continue to make significant investments in research and development. We have expensed all software development costs as incurred, and we will continue to do so until it can be demonstrated that future benefits may be realized from costs incurred to develop our software.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses decreased $997,000 from $4,460,000 for the three months ended June 30, 1999 to $3,463,000 for the three months ended June 30, 2000 and $664,000 from $8,169,000 for the six months ended June 30, 1999 to $7,505,000 for the six months ended June 30, 2000. A large portion of 1999 sales and marketing expense was related to promoting CyberCash services and products through a multi-media campaign. While the Company expects to continue investing in additional sales and marketing personnel, no similar promotional campaigns are planned for the year ending December 31, 2000.

     General and Administrative. General and administrative expenses consist primarily of compensation expense for management and support personnel and fees for professional services and other expenses not attributable to a particular source of revenue or function. General and administrative expenses increased $886,000 from $2,139,000 for the three months ended June 30, 1999 to $3,025,000 for the three months ended June 30, 2000 and increased $1,349,000 from $3,853,000 for the six months ended June 30, 1999 to $5,202,000 for the six months ended June 30, 2000. These increases are largely attributable to non-cash compensation expense imputed from a personal guarantee made by a principal stockholder in the Company to the Company's Chief Executive Officer, as well as costs related to installing a new management team. We anticipate that general and administrative expenses will remain significant as our operations continue to develop and expand, however, we do not anticipate that they will increase significantly.

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

     Interest Income. Interest income increased $138,000 from $51,000 for the three months ended June 30, 1999 to $189,000 for the three months ended June 30, 2000, and $118,000 from $263,000 for the six months ended June 30, 1999 to $381,000 for the six months ended June 30, 2000. The increases reflect higher average cash balances in 2000 as compared to the same prior year periods.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had cash and cash equivalents of $15,590,000 compared to $18,176,000 at December 31, 1999. The decrease of $2,586,000 resulted from a net loss of $16,891,000, offset by net cash proceeds of $7,072,000 from the private placement and exercise of stock options and stock purchase through the employee stock purchase plan, by non-cash expenses of $8,673,000 for depreciation, amortization, expenses related to the issuance of stock, warrants and options, provision for doubtful accounts and disposal of property and equipment. Investment in Operating Assets and Liabilities used $285,000, and the effect of exchange rates used $86,000 in cash and cash equivalents. In addition, we had cash outflows for capital expenditures of $1,069,000.

     CyberCash currently anticipates that its current available cash resources combined with future cash flows from operations will be sufficient to meet its presently anticipated cash needs, including its working capital requirements into the next fiscal year. If, however, CyberCash is unable to generate positive earnings from its operations in the future, then the Company will be required to raise additional funds. Moreover, CyberCash may also need to raise additional funds in order to:

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At the Annual Meeting of Stockholders of CyberCash, Inc. on June 22, 2000 at 10:00 am, (EST), in Reston, Virginia, the following matters were submitted to a vote of the stockholders:

     1) William N. Melton and Garen K. Staglin were reelected as directors of the Company. The following directors' terms of office continued after the Annual Meeting of Stockholders: James J. Condon, Daniel Lynch, Parvinder S. Kohli, Michael Rothschild and Charles Russell.

     2) Approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 40 million shares to 80 million shares.

     3) Ratification of appointment of independent auditors. The appointment of Ernst & Young LLP for the year ending December 31, 2000 was ratified by the stockholders.

--------------------------------------------------------------------------------------------------------
                                          TABULATION OF VOTES
--------------------------------------------------------------------------------------------------------
                 MATTER                     IN FAVOR    WITHHELD/AGAINST   ABSTENTIONS   BROKER NONVOTES
--------------------------------------------------------------------------------------------------------
  Director Election:
  William N. Melton                        20,921,800       205,575           --             --
--------------------------------------------------------------------------------------------------------
  Director Election:
  Garen K. Staglin                         20,930,687       196,688           --             --
--------------------------------------------------------------------------------------------------------
  Amendment of the Amended and Restated
     Certificate of Incorporations         20,368,930       685,398          73,047          --
--------------------------------------------------------------------------------------------------------
  Appointment of Independent Auditors      21,032,890        62,197          32,288          --
--------------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
        NUMBER                            EXHIBIT DESCRIPTION
        -------                           -------------------
         4.26         Second Amendment, dated July 26, 2000, to Securities
                      Purchase Agreement dated August 19, 1999.

     (b) Reports on Form 8-K

     On June 30, 2000, the Company filed a Form 8-K announcing that it had entered into a subscription agreement whereby the Company agreed to issue and sell one million shares of the Company's common stock to the Melton Foundation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CYBERCASH, INC.
                                          (Registrant)

                                          /s/ JAMES J. CONDON
                                          James J. Condon
                                          President and Chief Executive Officer
Date: August 9, 2000

                                          /s/ JOHN H. KARNES
                                          John H. Karnes
                                          Executive Vice President and Chief
                                          Financial Officer
Date: August 9, 2000