Form 10-Q
period 2000-09-30
CYBERCASH INC
filed 2000-11-14
CIK 1004232

United States

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-27470

CYBERCASH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1725021 (I.R.S. Employer Identification No.)

2100 Reston Parkway, Reston, VA 20191

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (703) 620-4200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.001 Par Value (Class)	25,943,027 Shares (Outstanding at November 8, 2000)

CYBERCASH, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2000

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CYBERCASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues	$5,804,232	$5,099,528	$17,525,176	$13,991,649

Less: returns and allowances	85,572	107,980	433,069	376,059

Net revenues	5,718,660	4,991,548	17,092,107	13,615,590

Cost of revenues	3,215,194	2,959,735	9,689,507	8,011,845

Gross profit	2,503,466	2,031,813	7,402,600	5,603,745

Costs and expenses:

Research and development	1,927,886	2,904,705	6,275,375	7,847,419

Sales and marketing	3,798,002	8,785,564	11,303,195	17,695,996

General and administrative	2,190,466	2,439,807	7,776,636	6,403,985

Amortization of intangibles	2,379,887	2,234,468	7,112,537	6,107,510

Loss from operations	(7,792,775)	(14,332,731)	(25,065,143)	(32,451,165)

Interest and other income	204,230	132,202	585,239	395,412

Loss from investments	—	—	—	(1,000,000)

Net loss	$(7,588,545)	$(14,200,529)	$(24,479,904)	$(33,055,753)

Basic and diluted loss per share	$(0.29)	$(0.65)	$(0.97)	$(1.61)

See accompanying notes.

CYBERCASH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$10,373,356	$18,176,010

Restricted cash	358,738	354,936

Accounts receivable, net	3,905,758	3,394,091

Prepaid expenses and other current assets	1,171,131	1,029,631

Total current assets	15,808,983	22,954,668

Property and equipment, net	8,366,656	9,965,802

Investments	8,009,476	8,009,476

Other long-term assets	401,717	448,979

Intangibles, net	60,753,657	67,326,739

Total assets	$93,340,489	$108,705,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,205,410	$1,714,934

Accrued employee benefits and bonus	1,623,016	1,268,047

Other accrued expenses	1,749,615	2,320,242

Deferred revenue	931,039	1,212,847

Total current liabilities	6,509,080	6,516,070

Stockholders’ equity:

Common stock, $.001 par value; 80,000,000 shares authorized; 25,889,034 shares issued and 25,869,034 outstanding as of September 30, 2000 and 24,701,542 shares issued and 24,681,542 outstanding as of December 31, 1999	25,889	24,702

Additional paid-in capital	250,063,478	241,053,526

Accumulated deficit	(162,492,197)	(138,012,293)

Treasury stock, at cost, 20,000 shares	(120,000)	(120,000)

Accumulated other comprehensive loss	(645,761)	(487,432)

Receivable from sale of common stock	—	(268,909)

Total stockholders’ equity	86,831,409	102,189,594

Total liabilities and stockholders’ equity	$93,340,489	$108,705,664

See accompanying notes.

CYBERCASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,

	2000	1999

Operating Activities

Net loss	$(24,479,904)	$(33,055,753)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	3,132,751	2,807,096

Amortization	7,112,537	6,107,510

Loss from write-off of investment	—	1,000,000

Expense recognized in association with issuance of stock, stock options and warrants	2,207,078	1,300,468

Loss on disposal of assets	10,190	165,007

Accrued interest on receivable from sale of Common Stock	(2,545)	(11,434)

Changes in operating assets and liabilities:

Restricted cash	—	(7,203)

Accounts receivable	(562,157)	720,589

Prepaid expenses and other current assets	(181,070)	(293,839)

Other long-term assets	26,262	118,036

Accounts payable and accrued expenses	159,922	(635,812)

Deferred revenue	(281,808)	481,413

Net cash used in operating activities	(12,858,744)	(21,303,922)

Investing Activities

Acquisitions, net of cash received	(335,000)	(634,782)

Investment	—	(3,500,000)

Purchases of property and equipment	(1,658,462)	(3,564,739)

Net cash used in investing activities	(1,993,462)	(7,699,521)

Financing Activities

Proceeds from sale of common stock	5,350,000	29,890,818

Proceeds from receivable from sale of common stock	267,653	14,170

Proceeds from the issuance of common stock through the Employee Stock Purchase Plan	122,334	238,840

Proceeds from the issuance of common stock through the Employee Stock Option Plan	1,331,727	1,426,640

Net cash provided by financing activities	7,071,714	31,570,468

Effect of exchange rate changes on cash and cash equivalents	(22,162)	(63,341)

Net increase/ (decrease) in cash and cash equivalents	(7,802,654)	2,503,684

Cash and cash equivalents at beginning of period	18,176,010	10,902,532

Cash and cash equivalents at end of period	$10,373,356	$13,406,216

Supplemental disclosure of acquisition activities:

Assets and intangibles acquired	$335,000	$12,739,809

Liabilities	—	(163,731)

Common Stock and stock options	—	(11,326,496)

Net assets acquired	335,000	1,249,582

Less: cash received	—	614,800

Cash paid	$335,000	$634,782

See accompanying notes.

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization And Nature Of Operations

      CyberCash, Inc. (“CyberCash” or the “Company”) was incorporated on August 29, 1994 in the state of Delaware. CyberCash is the world’s leading provider of Internet payment services and electronic payment software.

      The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company’s consolidated financial statements found in the Company’s Annual Report on Form 10-K for the period ending December 31, 1999. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to reflect fairly the Company’s consolidated financial position and consolidated results of operations have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results for the full year. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net income (loss).

2.  Stockholders’ Equity

      On July 26, 2000, the Company and the Buyers under the securities purchase agreement, dated August 19, 1999 (the “Agreement”), amended the agreement postponing the date on which the One Year Price (as defined in the Agreement) applicable to the Common Stock, par value $0.001, was to be determined from August 19, 2000 to October 19, 2000. The date on which the One Year Price applicable to the Warrants would be determined was not postponed. On August 19, 2000, the exercise price of the warrants was reduced to the One Year Price of $4.16563 per share and the number of shares underlying the warrants was increased to 450,112 from 164,384. As of October 19, 2000, the One Year Price (redefined as the “Reset Price”) pertaining to the Common Stock purchased under the Agreement was $2.4345, resulting in the Company’s obligation either to make a payment to the Buyers under the Agreement equal to $10,998,082 or issue the Buyers 4,517,594 additional shares of Common Stock. On November 1, 2000, the Company agreed to issue $10,998,082 aggregate principal amount of 6% subordinated convertible notes due 2002 (the “Notes”) to the Buyers in exchange for the Company’s obligations resulting from the October 19 Reset Price determination. The Notes will be convertible at $2.4345 per share, and callable by the Company at par at the expiration of any 20 consecutive trading day period in which the closing bid price for the Company’s common stock exceeds $4.869 per share. Interest payments will be payable semi-annually in arrears, commencing May 1, 2001. The Company has agreed to register under the Securities Act of 1933 the resale of the Company common stock to be issued upon conversion of the Notes.

CYBERCASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Numerator:

Net loss available to Common Stockholders	$(7,588,545)	$(14,200,529)	$(24,479,904)	$(33,055,753)

Denominator:

Weighted average shares outstanding	25,869,034	21,817,468	25,136,686	20,583,300

Basic and diluted loss per share	$(0.29)	$(0.65)	$(0.97)	$(1.61)

4.  Comprehensive Loss

      The components of comprehensive loss for the nine months ended September 30, 2000 and 1999 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Net loss	$(7,588,545)	$(14,200,529)	$(24,479,904)	$(33,055,753)

Foreign currency translation adjustments	(71,831)	224	(158,329)	(63,341)

Comprehensive loss	$(7,660,376)	$(14,200,305)	$(24,638,233)	$(33,119,094)

5.  Segment Information

      The Company has three reportable segments: Internet Payment Services, Software Payment Products, and Customization Services. The Company’s revenues in the three and nine months ended September 30, 2000 and September 30, 1999 from these segments were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,

Segment	2000		1999		2000		1999

Internet Service	$3,147,220	54%	$1,838,182	36%	$8,334,627	47%	$4,865,288	35%

Software Product	2,489,959	43%	2,936,170	58%	8,024,896	46%	7,789,469	56%

Customization Services	167,053	3%	325,176	6%	1,165,653	7%	1,336,892	9%

Total	$5,804,232	100%	$5,099,528	100%	$17,525,176	100%	$13,991,649	100%

      The Company does not measure operating income by reportable segment.

6.  Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), as amended, “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC’s views for applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined the impact SAB 101 might have on the Company’s statement of financial position and statement of operations, but is assessing it.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

      Investors should read the following discussion in conjunction with the accompanying consolidated financial statements and the notes thereto. Our reported results for the third quarter of 2000, and the relationship between those results and the results for prior periods, are not necessarily indicative of our results in the future. This discussion contains, in addition to historical information, forward-looking statements that reflect our current expectations. These forward-looking statements relate to our present plans and reflect our assumptions about future events and contingencies. They are, therefore, subject to numerous risks and uncertainties. The rapidly evolving industry in which we operate necessitates management’s continuous re-evaluation of our business plans. Moreover, the outcome of future events and our actual results cannot be predicted and could differ significantly from our current expectations. The section entitled “Risk Factors” in Item 1 of our Annual Report on Form 10-K for 1999 describe some, but not all, of the factors that could cause these differences.

Results of Operations

  Revenues

      The Company’s revenue increased 14% and 25% for the three and nine-month periods ended September 30, 2000, respectively, over the comparable periods for 1999, with changes by business segment as follows:

	Three months ended				Nine months ended
	September 30,				September 30,

Segment	2000	1999	% Change		2000	1999	% Change

Internet Service	$3,147,220	$1,838,182	71%		$8,334,627	$4,865,288	71%

Software Product	2,489,959	2,936,170	(15%	)	8,024,896	7,789,469	3%

Customization Services	167,053	325,176	(49%	)	1,165,653	1,336,892	(13%	)

Total	$5,804,232	$5,099,528	14%		$17,525,176	$13,991,649	25%

      The Internet Payment Service segment grew rapidly in both the three and nine month periods ended September 30, 2000, relative to the comparable periods in 1999. Internet Services represented 54% of the Company’s aggregate revenues for the three-month period ended September 30, 2000, up from 36% for the comparable period in 1999. For the nine-month period ended September 30, 2000, this segment represented 47% of total revenue, up from 35% in the comparable period last year. This segment’s growth is driven by the installed merchant base, which grew from 15,900 merchants at the end of the third quarter of 1999 to nearly 26,700 at the end of September 2000, a 68% increase. The larger merchant base led to increased set-up fees, recurring monthly fees and per transaction fees. Revenue from Software Products increased for the nine-month period ended September 30, 2000 relative to the comparable period in 1999, but decreased for the comparable three-month period. This segment represented 43% and 46% of the Company’s aggregate revenue for the three and nine-month periods ended September 30, 2000, respectively, and represented 58% and 56% of total revenue, respectively for the three and nine month periods ended September 30, 1999. The Software Products segment serves the more mature market for physical world payment processing software, and is generally not expected to grow as rapidly as the Internet business. The Company believes the decline in software sales during the third quarter was the result of senior sales management changes and delays in releasing certain new versions of its IC Verify and Web Authorize software products until late in the quarter. Revenue derived from the Company’s Customization Services business declined for the three and nine months ended September 30, 2000 compared to the same periods last year. Revenues from the Customization Services business are expected to assume a relatively minor role in results from operations in the future as the Company places greater emphasis on its core Internet Service and Software Product business segments.

      Cost of Revenues. Cost of revenues consists primarily of cost of operations to provide transaction processing and customer support, and the outsourced production and distribution costs of the tangible media and packaging for the Company’s Software Products. Cost of revenues increased $255,000 from $2,960,000 for the three months ended September 30, 1999 to $3,215,000 for the three months ended September 30, 2000. Such costs increased $1,678,000 from $8,012,000 for the nine months ended September 30, 1999 to $9,690,000 for the nine months ended September 30, 2000. This 21% increase compares to a 25% revenue increase, and reflects economies of scale in the Internet Service segment and that segment’s increasing proportion of total revenue.

      Research and Development. Research and development expenses consist primarily of compensation expense and consulting fees to support the development of our services and technologies. Research and development expenses decreased $977,000 from $2,905,000 for the three months ended September 30, 1999 to $1,928,000 for the three months ended September 30, 2000 and decreased $1,572,000 from $7,847,000 for the nine months ended September 30, 1999 to $6,275,000 for the nine months ended September 30, 2000. These decreases are due in part to more careful management of discretionary expenditures, renegotiation of certain vendor agreements, and more focused development efforts. We plan to continue making focused investments in research and development, but do not currently foresee a significant increase in research and development spending. We have expensed all software development costs as incurred, and we will continue to do so until it can be demonstrated that future benefits may be realized from costs incurred to develop our software.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation expense and advertising and marketing costs. Sales and marketing expenses decreased $4,988,000 from $8,786,000 for the three months ended September 30, 1999 to $3,798,000 for the three months ended September 30, 2000 and $6,393,000 from $17,696,000 for the nine months ended September 30, 1999 to $11,303,000 for the nine months ended September 30, 2000. A large portion of 1999 sales and marketing expense was related to promoting CyberCash services and products through a multi-media campaign. While the Company expects to continue investing in additional sales and marketing personnel, no similar promotional campaigns are planned for the year ending December 31, 2000.

      General and Administrative. General and administrative expenses consist primarily of compensation expense for management and support personnel and fees for professional services and other expenses not attributable to a particular source of revenue or function. General and administrative expenses decreased $250,000 from $2,440,000 for the three months ended September 30, 1999 to $2,190,000 for the three months ended September 30, 2000 and increased $1,373,000 from $6,404,000 for the nine months ended September 30, 1999 to $7,777,000 for the nine months ended September 30, 2000. The decrease for the three-month period is largely attributable to a non-recurring bad debt expense recovery, while the increase in the nine-month period is primarily non-cash compensation expense imputed from a personal guarantee made by a principal stockholder in the Company to the Company’s Chief Executive Officer. We anticipate that general and administrative expenses will remain significant.

      Amortization of Intangibles. The increase in amortization expense experienced during the nine-month period ending September 30, 2000 is the result of our acquisition of Tellan Software, Inc. during July 1999. We accounted for the acquisition as a purchase and accordingly, the purchase price was allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the $11.8 million purchase price, $914,000 was allocated to Tellan’s net assets, and the remainder to intangible assets. These intangible assets are being amortized using the straight-line method over their estimated useful lives of three to ten years.

      Interest Income. Interest income increased $72,000 from $132,000 for the three months ended September 30, 1999 to $204,000 for the three months ended September 30, 2000, and $190,000 from $395,000 for the nine months ended September 30, 1999 to $585,000 for the nine months ended September 30, 2000. The increases reflect higher average cash balances in 2000 as compared to the same prior year periods.

      Loss From Investments. Loss from investments consists of the adjustment of the carrying value of an investment in a technology company. During the second quarter of 1999 this asset was determined to be impaired and was written off based on the criteria established in Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Disposed of.”

Liquidity and Capital Resources

      Our cash and cash equivalents decreased by $7,803,000 from approximately $18,176,000 at December 31, 1999 to $10,373,000 at September 30, 2000. This decrease is primarily due to our net loss of $24,480,000 for the nine months ended September 30, 2000, offset by net cash of $7,072,000 provided by financing activities and non-cash expenses of $12,460,000 for depreciation and amortization, expenses related to the issuance of stock, warrants and options, provisions for doubtful accounts and the disposal of property and equipment during the same period. The decrease in cash and cash equivalents during the nine-month period ended September 30, 2000 also results from net cash of $840,000 used for operating assets and liabilities, and a $22,000 effect of exchange rates. In addition, we had cash outflows for capital expenditures of $1,658,000 and for the payment of $335,000 in contingent consideration to former Tellan shareholders upon the achievement of a development milestone established in the Tellan acquisition agreement. Our planned capital expenditures for the remainder of 2000 are approximately $950,000, primarily for capital equipment used in our network infrastructure and software and related implementation costs.

      CyberCash currently anticipates that its current available cash resources combined with future cash flows from operations will be sufficient to meet its presently anticipated cash needs, including its working capital requirements into the next fiscal year. If, however, CyberCash is unable to generate positive earnings from its operations in the future, then the Company will be required to raise additional funds. Moreover, CyberCash may also need to raise additional funds in order to:

•	fund more rapid expansion,

•	develop new or enhanced services,

•	respond to competitive pressures or

•	acquire complementary businesses or technologies.

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

Risks and Uncertainties

      The electronic commerce market on which the Company depends continues to grow but changes rapidly. In this environment, our success will depend largely on our ability to continue to expand our established payment processing service and software payments businesses, and to develop and successfully market new products and services in a continuously evolving, increasingly competitive business environment. In order to become profitable, and emerge as a viable long-term enterprise, our product and service offerings must achieve a sufficiently widespread market acceptance to generate an adequate return on the level of investment made in our technology. Our future operating performance will depend in large part on:

•	the rate of growth and the changes in electronic commerce market;

•	our success in broadening our offerings by adding new products and services;

•	our ability to identify, develop, and deliver products and services that meet market demands;

•	our ability to maintain and expand our distribution channels;

•	strategic decisions by major participants in the industry;

•	competitive pricing pressures;

•	legal and regulatory developments;

•	general economic conditions; and

•	our ability to develop and maintain key strategic and channel partnerships.

Item 3.  Qualitative and Quantitative Market Risk Disclosure

      Not Applicable.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      Note 2 to the Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 3.  Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security-Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

  (b)  Reports on Form 8-K

      On June 30, 2000, the Company filed a Form 8-K announcing that it had entered into a subscription agreement whereby the Company agreed to issue and sell one million shares of the Company’s common stock to the Melton Foundation.

      On November 2, 2000, the Company filed a Form 8-K announcing that it had agreed to issue $10,998,082 aggregate principal amount of 6% subordinated convertible notes due 2002 (the “Notes”) in exchange for its obligations to the buyers under that certain securities purchase agreement, dated August 19, 1999, as amended September 7, 1999 and July 26, 2000 (the “Agreement”) to deliver additional shares of the Registrant’s common stock, par value $0.001 per share, or pay cash on October 19, 2000 if the Reset Price (as defined in the Agreement) is less than $9.125 per share.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CyberCash, Inc.

(Registrant)

/s/ JAMES J. CONDON

James J. Condon
President and Chief Executive Officer

Date: November 14, 2000

/s/ JOHN H. KARNES

John H. Karnes
Executive Vice President and
Chief Financial Officer

Date: November 14, 2000